Form 10KSB
period 1999-10-31
GUMP & CO INC
filed 2000-07-03
CIK 845874

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


(Mark One)
 ..X...Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal years ended October 31, 1993 through October 31, 1999.

Commission File No:   33-26616

                              GUMP & COMPANY, INC.
                     (Name of small business in its charter)


               Delaware                               75-2256798
      (State or other jurisdiction                  (IRS Employer
           of Incorporation)                       Identification No.)


        192 Searidge Court
         Shell Beach, CA                                 93449
       (Address of Principal                           (Zip Code)
        Executive Offices)

                  Issuer's telephone number:    (805) 773-5350


                          Sea Pride Capital Corporation
                             1101 Gulf Breeze Pkwy.
                           Gulf Breeze, Florida 32561
         (Former name and former address, if changed since last report)

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenue for its most recent fiscal year: $ 0.

No trading market exists for the common stock of Registrant. As of June 29, 2000, nonaffiliates had 80,208 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 330,000 as of June 29, 2000.

DOCUMENTS INCORPORATED BY REFERENCE. None

Transitional Small Business Disclosure
Format:
Yes [ ]  No  [X]

                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      The Company was incorporated on September 28, 1988 under the laws of the State of Delaware. The Company has been delinquent in its filings to the Securities and Exchange Commission since it failed to file Form 10-KSB for the fiscal year ended October 31, 1993. As a result of a change in control on June 7, 2000, management of the Company is filing this Form 10-KSB to cover the fiscal periods from October 31, 1993 through October 31, 1999. The Company will also file a report on Form 10-QSB for the six-month period ended April 30, 2000. See Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     To date the Company's primary activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has no commercial operations. The Company has no employees and owns no real estate. The Company has no operating income and as of April 30, 2000, no assets.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, Mark. A. DiSalvo. The Company anticipates that it will consider, among other things, the following factors in the analysis of business opportunities:

             (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

             (2) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

             (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ;

             (4) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

             (5) The extent to which the business opportunity can be advanced;

             (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

             (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

             (8) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

             (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

FORM OF ACQUISITION

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

ITEM 2.     DESCRIPTION OF PROPERTY.

     The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 192 Searidge Court, Shell Beach, California 93449, which is the office address of its president. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (805) 773-5350.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended
October 31, 1999. On August 18,1997, the Shareholders, by majority consent, approved a change in name of the corporation from Sea Pride Capital, Inc. to Gump & Company, Inc. On September 27, 1993, the shareholders, by majority consent, approved a change in name of the corporation from Brian Capital, Inc. to Sea Pride Capital, Inc. and a change in capitalization of its 20,000,000 shares of Common Stock, to a par value of $.01 per share.

                            Part II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

      There presently is no trading market for the Company's Common
Stock. The Company's securities are currently held of record by a total of approximately 360 persons.

      No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

     Effective on the close of business October 31, 1993, the Company effected a ten (10) for one (1) reverse split of its issued and outstanding shares of common stock resulting in the 3,300,000 shares outstanding immediately before this reverse split becoming 330,000 shares. Fractional shares were rounded up to whole shares. For this purpose, the Company's then principal shareholder, president and sole director, John Ericsson, donated the necessary shares to round up fractional shares to whole shares.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

     The Company's plan of operations for the next twelve months is to continue to carry out its plan of business discussed above. This includes seeking to complete a merger or acquisition transaction with a small or medium-sized enterprise which desires to become a public corporation. In selecting a potential merger or acquisition candidate, the Company will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the Company to qualify its shares for trading on NASDAQ or on an exchange.

     The types of business enterprises which it is believed might find a business combination with the Company to be attractive include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

     Although it has had preliminary discussions with several potential merger or acquisition candidates, the Company is unable to predict when it may participate in a business opportunity. It has not established any deadline for completion of a transaction, and anticipates that the process could continue throughout the next twelve months.

     The Company's balance sheet for the fiscal year ended October 31, 1999, reflects current assets of $0 and current liabilities in the amount of $0. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Results of Operations

     In the fiscal year ended October 31, 1993 the Company had revenues of $4,384 and expenses of $2,870 net income of $1,514. Since 1993, the Company has no revenue, expenses, income or loss. The Company doe not anticipate a significant change in the results of operations until such time as a business combination is consummated, if ever.


ITEM 7.      FINANCIAL STATEMENTS.

      See following pages.

GUMP & COMPANY, INC.
(formerly SEA PRIDE CAPITAL CORPORATION, formerly BRIAN CAPITAL, INC.)

FINANCIAL STATEMENTS

For the Years Ended October 31, 1999
1998, 1997, 1996, 1995, 1994, and 1993
with Independent Auditors' Report

GUMP & COMPANY, INC.
(formerly SEA PRIDE CAPITAL CORPORATION, formerly BRIAN CAPITAL, INC.)

INDEX TO FINANCIAL STATEMENTS

                                                    PAGE
INDEPENDENT AUDITORS' REPORT                         3

FINANCIAL STATEMENTS

         BALANCE SHEETS                              4

         STATEMENTS OF OPERATION                     5

         STATEMENTS OF STOCKHOLDERS' EQUITY          6

         STATEMENTS OF CASH FLOWS                    7

         NOTES TO FINANCIAL STATEMENTS               8

                           REZNICK FEDDER & SILVERMAN
          Certified Public Accountants   *   A Professional Corporation


Two Premier Plaza * 5th Floor* 5605 Glenridge Drive * Atlanta Georgia 30342-1376
                   * Phone (404) 847-9447 * Fax (404) 847-9495




                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  and  Stockholders
Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

     We have audited the accompanying balance sheets of Gump & Company, Inc, (formerly Sea Pride Capita1 Corporation, formerly Brian Capital, Inc.), as of October 31, 1999, 1998, 1997, 1996, 1995, 1994 and 1993, and the related statement of operations, stockholders equity and cash flows for the years then ended. These financia1 statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.), as of October 31, l999, 1998, 1997, 1996, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in, conformity with generally accepted accounting principles.

     As discussed in Note A of the financial statements, the Company has been inactive since its formation on September 28, 1988. The Company presently has no credit facilities or identifiable sources of additional capital to develop independent business operations.


                                   /S/  Reznick  Fedder  &  Silverman


Atlanta,  Georgia
March  13,  2000

                                           Gump & Company, Inc. (formerly Sea
                                        Pride Capital Corporation, formerly Brian
                                                     Capital, Inc.)

                                                     BALANCE SHEETS

                                                       October 31,



                                               1999       1998       1997       1996       1995       1994       1993
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------


                                                          ASSETS


Assets                                          $--        $--        $--        $--        $--        $--        $--
                                             =========  =========  =========  =========  =========  =========  =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Liabilities                                  $     --   $     --   $     --   $     --   $     --   $     --   $     --
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------

Stockholders' equity
Preferred stock - $.01 par value,
Authorized - 2,000,000 shares
Issued - None
Common stock - $.01 par value,
Authorized - 20,000,000 shares
Issued - 330,000 shares                         3,300      3,300      3,300      3,300      3,300      3,300      3,300
Additional paid-in capital                     33,637     33,637     33,637     33,637     33,637     33,637     33,637
Accumulated deficit                           (36,937)   (36,937)   (36,937)   (36,937)   (36,937)   (36,937)   (36,937)
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total stockholders' equity                         --         --         --         --         --         --         --
                                             ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total liabilities and stockholders' equity   $     --   $     --   $     --   $     --   $     --   $     --   $     --
                                             =========  =========  =========  =========  =========  =========  =========

                        See notes of financial statements

                                          Gump & Company, Inc.
                                      (formerly Sea Pride Capital
                                      Corporation, formerly Brian
                                            Capital, Inc.)

                                             STATEMENTS OF
                                              OPERATIONS

                                        Years ended October 31,

                                1999      1998      1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------  --------  --------

Revenues                      $     --  $     --  $     --  $     --  $     --  $     --  $  4,384
                              --------  --------  --------  --------  --------  --------  --------
Expenses                            --        --        --        --        --        --     2,870
                              --------  --------  --------  --------  --------  --------  --------
Net Income (loss)             $     --  $     --  $     --  $     --  $     --  $     --  $  1,514
                              ========  ========  ========  ========  ========  ========  ========
Net Income (loss) per share   $     --  $     --  $     --  $     --  $     --  $     --  $   .005
                              ========  ========  ========  ========  ========  ========  ========
Weighted average number of
 shares outstanding            330,000   330,000   330,000   330,000   330,000   330,000   330,000
                              ========  ========  ========  ========  ========  ========  ========

                        See notes of financial statements

                                        Gump & Company, Inc.
                                     (formerly Sea Pride Capital
                                     Corporation, formerly Brian
                                           Capital, Inc.)

                                            STATEMENTS OF
                                        STOCKHOLDERS' EQUITY

                                       Years ended October 31,


                                 Common Stock                                           Total
                              --------------------    Additional        Accumulated  Stockholders'
                              Shares   Amount       Paid-In Capital       Deficit       Equity
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1992   330,000  $     3,300  $         33,637  $      (38,451)  $(1,514)
                              =======  ===========  ================  ===============  ========

Net income (loss)                  --           --                --           1,514     1,514
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1993   330,000  $     3,300  $         33,637  $      (36,937)  $    --
                              =======  ===========  ================  ===============  ========

Net income (loss)                  --           --                --              --        --
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1994   330,000  $     3,300  $         33,637  $      (36,937)  $    --
                              =======  ===========  ================  ===============  ========

Net income (loss)                  --           --                --              --        --
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1995   330,000  $     3,300  $         33,637  $      (36,937)  $    --
                              =======  ===========  ================  ===============  ========

Net income (loss)                  --           --                --              --        --
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1996   330,000  $     3,300  $         33,637  $      (36,937)  $    --
                              =======  ===========  ================  ===============  ========

Net income (loss)                  --           --                --              --        --
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1997   330,000  $     3,300  $         33,637  $      (36,937)  $    --
                              =======  ===========  ================  ===============  ========

Net income (loss)                  --           --                --              --        --
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1998   330,000  $     3,300  $         33,637  $      (36,937)  $    --
                              =======  ===========  ================  ===============  ========

Net income (loss)                  --           --                --              --        --
                              -------  -----------  ----------------  ---------------  --------

Balance at October 31, 1999   330,000  $     3,300  $         33,637  $      (36,937)  $    --
                              =======  ===========  ================  ===============  ========

                        See notes of financial statements

                          Gump & Company, Inc. (formerly Sea Pride Capital
                             Corporation, formerly Brian Capital, Inc.)

                                      STATEMENTS OF CASH FLOWS

                                       Years ended October 31,

                                                         1999   1998   1997   1996   1995   1994     1993
                                                         -----  -----  -----  -----  -----  -----  --------
Cash flows from operating activities
Net income (loss)                                        $  --  $  --  $  --  $  --  $  --  $  --  $ 1,514
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Changes in
Accounts payable                                            --     --     --     --     --     --   (4,384)
                                                         -----  -----  -----  -----  -----  -----  --------
Cash provided by (used in) operating activities             --     --     --     --     --     --   (2,870)
                                                         -----  -----  -----  -----  -----  -----  --------
Cash flows from investing activities                        --     --     --     --     --     --       --
                                                         -----  -----  -----  -----  -----  -----  --------
Cash flows from financing activities                        --     --     --     --     --     --       --
                                                         -----  -----  -----  -----  -----  -----  --------
NET INCREASE (DECREASE) IN CASH                             --     --     --     --     --     --   (2,870)
                                                         -----  -----  -----  -----  -----  -----  --------
Cash at beginning of year                                   --     --     --     --     --     --    2,870
                                                         -----  -----  -----  -----  -----  -----  --------
Cash at end of year                                      $  --  $  --  $  --  $  --  $  --  $  --  $    --
                                                         =====  =====  =====  =====  =====  =====  ========

                        See notes of financial statements

          Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 1999


NOTE  A  -  ORGANIZATION

Brian Capital, Inc. ("the Company"), was incorporated on September 28, 1988 under the laws of the state of Delaware. The Company is registered with the Securities and Exchange Commission ("SEC").

The Company was organized to function as an inactive, publicly held corporation to pursue a business combination with a privately held entity believed to have growth and profit potential, irrespective of the industry in which it is engaged. It is intended that the Company not engage in active business operations prior to its combination with another enterprise.

On September 10, 1993, stockholders of the Company exchanged 2,498,601 shares or approximately 75 percent of the issued and outstanding capital stock of the Company for 126,192 shares of common stock of Sea Pride Industries, Inc. which were held by John D. Ericsson. Subsequently, on September 15, 1993, the name of Brian Capital, Inc. was changed to Sea Pride Capital Corporation. In addition, the Company executed a one (1) for ten (10) reverse stock split. The par value of the authorized shares of common and preferred stock increased from $.001 per share to $.01 per share. Consequently, the number of common shares issued and outstanding decreased from 3,300,000 shares to 330,000 shares.

On August 18, 1997, the Company executed an Amendment of the Certificate of Incorporation to change its name to Gump & Company, Inc.

The Company has no business operations nor credit facilities or identifiable sources of additional capital to develop independent business operations. The Company was previously audited as of October 31, 1992. These financial statements include the activity commencing November 1, 1992.

Item 8. Changes In and Disagreements With Accountants On Accounting Financial Disclosure.

     Jackson & Rhodes P.C. were not retained to audit the Company's financial statements for the fiscal years ended October 31, 1993 through 1999. Reznick Fedder & Silverman, A Professional Corporation, was retained by previous management of the Company to audit its financial statements. There were no disagreements of any nature with Jackson & Rhodes P.C.

                                    Part III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 The directors and executive officers currently serving the Company are as follows:

Name             Age     Positions Held and Tenure

Mark DiSalvo      49     President, Treasurer, Secretary and Director


 The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

 The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

 Mark DiSalvo is currently self-employed as a business consultant, providing consulting services relating to mergers and acquisitions. Mr. DiSalvo is the President of the Company. Mr. DiSalvo has also been engaged in the securities business in various capacities from 1984 to the present. Mr. DiSalvo served as a director of Stan Lee Media, Inc. (formerly Boulder Capital Opportunities, Inc.), a publicly traded development stage company from August 1997 to July 1999. Mr. DiSalvo served as President, Chairman of the Board of Directors, Chief Executive Officer, Treasurer and Secretary of Prodeo Technologies Inc., a publicly traded development stage company (formerly SITEK, Incorporated, formerly Dentmart Group, Ltd.) from March 1997 to July 1998.

Previous Management and Control Persons

     On June 7, 2000, the then principal shareholder, sole officer and director of the Company, John D. Ericsson, sold all of his shares of the capital stock of the Company. 164,792 shares were sold to California Brokerage Services, Inc. (of which Mr. DiSalvo, an officer and director of the Company, may be deemed to be the beneficial owner) and 85,000 shares were sold to Robert M. Kern. In connection with the consummation of that sale, on June 7, 2000, John D. Ericsson resigned as an officer and director of the Company and elected Mr. DiSalvo as the sole officer and director of the Company. See Item 12, Certain Relationships and Related Transactions.

     On September 10, 1993, the then principal shareholders of the Company, David Goodnight, C. Jack Bean, Matt Heinzelmann, K. David Beardsley and Angel Generes agreed to exchange all of their respective shares of capital stock of the Company for 126,192 shares of common stock of Sea Pride Industries, Inc., a privately held Delaware corporation ("Sea Pride"), owned by Sea Pride's principal shareholder and president, John D. Ericsson. In connection with the consummation of that exchange agreement on September 10, 1993, David Goodnight, Matt Heinzelmann and K. David Beardsley resigned as officers and directors of the Company and elected John D. Ericsson as President, Treasurer and sole director of the Company. He served in these capacities until June 7, 2000. See
Item 12, Certain Relationships and Related Transactions.

Compliance With Section 16(a) of the Exchange Act.

     To the best knowledge and belief of the Company, its officers, directors and principal shareholders who were required to comply with Section 16(a) of the Exchange Act did not file a report on Form 5 within 45 days after October 31, 1999 (the end of the preceding fiscal year) and John D. Ericsson, the Company's former sole officer and director did not file reports on Forms 3, 4, 5 or 13(d). However, to the best knowledge and belief of the Company, all current officers, directors and principal shareholders will make appropriate ownership reports as soon as reasonably practicable following the date of filing of this report on Form 10-KSB by the Company.

ITEM 10.     EXECUTIVE COMPENSATION.

     No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Item 12 "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                     Number of Shares    Percent
Address                     Owned Beneficially  of Class
                                                  Owned
John D. Ericsson                   249,792(F1)     75.69%
1198 Gulf Breeze Parkway
Suite 8
Gulf Breeze, FL 32561

Herman Dehart                           18,805      5.70%
Box 9397
Dallas, TX 76147-2397

Gary W. Dehart, Jr.                     19,518      5.91%
Box 9397
Fort Worth, TX 76147-2397


All directors and
executive officers
(1 person)
                                   249,792(F1)     75.69%

(F1) On June 7, 2000, all of these shares were transferred. 164,792 of these shares were transferred to California Brokerage Services, Inc. (of which Mr. DiSalvo, an officer and director of the Company, may be deemed to be the beneficial owner) and 85,000 shares were transferred to Robert M. Kern.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Changes of Control

     On June 7, 2000, the then principal shareholder, sole officer and director of the Company, John D. Ericsson, sold all of his shares of the capital stock of the Company. 164,792 shares were sold to California Brokerage Services, Inc. (of which Mr. Mark DiSalvo, an officer and director of the Company, may be deemed to be the beneficial owner) and 85,000 shares were sold to Robert M. Kern, which made Mr. Kern a principal shareholder of the Company. In connection with the consummation of that sale, on June 7, 2000, John D.
Ericsson resigned as an officer and director of the Company and elected Mr. DiSalvo as the sole officer and director of the Company. The price paid for purchase of shares by California Brokerage Services, Inc. and Robert M. Kern was the result of arms length negotiations. Following completion of the transactions described herein, California Brokerage Services, Inc., and Robert
M. Kern owned a total of 249,792 shares, or approximately 75.69% of the Company's issued and outstanding stock. A total of 164,792 of such shares, or approximately 49.94% of the issued and outstanding stock, was owned directly or indirectly, by Mr. DiSalvo.

     On September 10, 1993, the then principal shareholders of the Company, David Goodnight, C. Jack Bean, Matt Heinzelmann, K. David Beardsley and Angel Generes agreed to exchange all of their respective shares of capital stock of the Company for 126,192 shares of common stock of Sea Pride Industries, Inc., a privately held Delaware corporation ("Sea Pride"), owned by Sea Pride's principal shareholder and president, John D. Ericsson. In connection with the consummation of that exchange agreement on September 10, 1993, David Goodnight, Matt Heinzelmann and K. David Beardsley resigned as officers and directors of the Company and elected John D. Ericsson as President, Treasurer and sole director of the Company. He served in these capacities until June 7, 2000. The price paid for purchase of shares by John D. Ericsson was the result of arms length negotiations. Following completion of the transactions described herein, John D. Ericsson owned a total of 249,851 (post-split) shares, or approximately 75.69% of the Company's issued and outstanding stock.

Indemnification of Officers and Directors

     The Company's Certificate of Incorporation provides that officers and directors shall not be personally liable to the Company or its stockholders for damages for breach of fiduciary duty, to the extent provided by Delaware.

     Under Delaware law a corporation may indemnify, and the Company's Bylaws requires indemnification of, an officer or director if he acted in good faith and in a manner in which he reasonably believed to be in or not opposed to the best interests of the corporation; provided, however, under Delaware law no indemnification shall be made in actions by or in the right of the corporation if such officer or director has been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation, unless the court orders otherwise. Under Delaware law, an officer or director that is successful in any action shall be indemnified. Also, any indemnification, unless ordered by the court, shall only be made if determined appropriate by the stockholders, or disinterested directors or, under certain circumstances, independent legal counsel. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

     In order to raise working capital, on January 6, 1992, the Company approved the sale of 25,000 (post-split) shares of common stock for $.10 per share (or $2,500) to each of K. David Beardsley, David B. Goodnight, Matt Heinzelmann and C. Jack Bean. The Company consummated the sale of the total of 100,000 (post-split) shares for $10,000 at various times prior to October 31, 1992. Messrs. Beardsley, Goodnight and Heinzelmann were officers and directors of the company at the time. Mr. Bean was a principal shareholder. They each agreed to purchase their respective shares for investment and not further distribution. The Company will relied on the private offering exemption contained in section 4(2) of the securities Act of 19933, as amended as the exemption from the registration requirements of said Act.

Conflicts of Interest

     None of the officers of the Company will devote more than a portion of his or her time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current principal stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 10-KSB.

a. The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.  Document

3.1 Articles of Incorporation (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on behalf of the Company on July 29, 1996)

3.2 Bylaws (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on behalf of the Company on July 29, 1996)

3.3 Certificate of Amendment of Certificate of Incorporation filed August 18, 1997.

3.4 Certificate of Amendment of Certificate of Incorporation filed September 27, 1993.

4.1         Specimen Stock Certificate

10.1        Stock Purchase Agreement dated June 7, 2000


27          Financial Data Schedule


The Company filed no reports Form 8-K during the last quarter of its fiscal year ending October 31, 1999. The Company filed a report on Form 8-K in September 1993 to report a change in control to John D. Ericsson. See Item 12. Certain Relationships and Related Transactions. In October 1993, the Company filed a report on Form 8-K to report that (1) the Company had filed a Certificate of Amendment of Certificate of Incorporation changing the name of the Company from Brian Capital, Inc. to Sea Pride Capital Corporation; and (2) the Company, effective the close of business on October 31, 1993 would effect a ten (10) for one (1) reverse split of its issued and outstanding shares of common stock resulting in the number of outstanding shares being reduced from 3,300,000 shares to 330,000 shares. See Item 5. Market For Common Equity and Related Stockholder Matters.


Signatures


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


GUMP & COMPANY,  INC.



By:  /s/ Mark DiSalvo
     -----------------------------
     Mark DiSalvo
     President, Chief Financial Officer and Director


Date: July 3, 2000