Form 10QSB
period 2000-04-30
GUMP & CO INC
filed 2000-07-03
CIK 845874

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF  1934  FOR  THE  6-MONTH  PERIOD  ENDED  April 30,  2000

                                       OR

[ ] TRANSITION  REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  FOR  THE  TRANSITION  PERIOD            .
                                                -----------

COMMISSION  FILE  NO.     33-26616
                          -------

                                  GUMP & COMPANY, INC.

         (Exact  Name  of  Small  Business  Issuer  in  its  Charter)


                    Delaware                             75-2256798
                    ------                                ----------
        (State or other jurisdiction of               (I.R.S.  Employer
         incorporation or organization)               Identification  No.)


               192 Searidge Court
                 Shell Beach,  CA                            93449
        --------------------------------                    --------
      (Address of principal executive office)               Zip Code


Issuer's  telephone  number:    (805) 773-5350


                                ---------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X].

No trading market exists for the common stock of Registrant. As of June 29, 2000, nonaffiliates had 80,208 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 330,000 as of June 29, 2000.


Transitional  Small  Business  Disclosure  Format:   YES [ ]     NO [X]

                                  Form 10-QSB

                                     PART I

Item  1 - Financial Statements

                            FINANCIAL STATEMENTS AND
                   INDEPENDENT ACCOUNTANTS' COMPILATION REPORT

                              GUMP & COMPANY, INC.
                    (FORMERLY SEA PRIDE CAPITAL CORPORATION,
                          FORMERLY BRIAN CAPITAL, INC.)

                                 APRIL 30, 2000

          Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                TABLE OF CONTENTS

                                             PAGE
INDEPENDENT ACCOUNTANTS' COMPILATION REPORT     3

FINANCIAL STATEMENTS

BALANCE SHEET                                   4

STATEMENT OF OPERATION                          5

STATEMENT OF STOCKHOLDERS' EQUITY               6

STATEMENT OF CASH FLOWS                         7

NOTES TO FINANCIAL STATEMENTS                   8

                           REZNICK FEDDER & SILVERMAN
          Certified Public Accountants   *   A Professional Corporation


Two Premier Plaza * 5th Floor* 5605 Glenridge Drive * Atlanta Georgia 30342-1376
                   * Phone (404) 847-9447 * Fax (404) 847-9495




                   INDEPENDENT ACCOUNTANTS' COMPILATION REPORT



To  the  Board  of  Directors  and  Stockholders
Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

     We have audited the accompanying balance sheets of Gump & Company, Inc, (formerly Sea Pride Capita1 Corporation, formerly Brian Capital, Inc.), as of as of April 30, 2000, and the related statement of operations, stockholders equity and cash flows for the six months then ended, in accordance with Statements on Standards form Accounting and Review Services issiued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting information that is the representation of management in the form of finiancial statements. We have not audited or reviewed the accompanying financial statements and, accordingly, do hot express an opinion or any other form of assurance on them.



                                   /S/  Reznick  Fedder  &  Silverman


Atlanta,  Georgia
May  16,  2000

              Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                  BALANCE SHEET

                                 April 30, 2000
                    (See independent accountants' compilation report)

ASSETS
Assets                                                          $     --
                                                                =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities                                                     $     --
                                                                ---------
Stockholders' equity
Preferred stock - $.01 par value,
Authorized - 2,000,000 shares
Issued - None
Common stock - $.01 par value,
Authorized - 20,000,000 shares
Issued - 330,000 shares                                            3,300
Additional paid-in capital                                        33,637
Accumulated deficit                                              (36,937)
                                                                ---------
Total stockholders' equity                                            --
                                                                ---------
Total liabilities and stockholders' equity                      $     --
                                                                =========


        Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                         STATEMENT OF OPERATIONS

                                     Six months ended April 30, 2000

                             (See independent accountants' compilation report)

Revenues                                                                                     $     --
Expenses                                                                                           --
                                                                                             --------
Net Income (loss)                                                                            $     --
                                                                                             --------
Net Income (loss) per share                                                                  $     --
                                                                                             ========
Weighted average number of
 shares outstanding                                                                           330,000
                                                                                             ========


                                     See notes to financial statements.


          Gump & Company, Inc.  (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                   Six months ended April 30, 2000

                        (See independent accountants' compilation report)


                                  Common  Stock                                            Total
                                  ------------------      Additional      Accumulated      Stockholders'
                                  Shares      Amount    Paid-In Capital   Deficit          Equity
                                  -------  -----------  ----------------  ---------------  --------
Balance at October 31, 1999       330,000  $     3,300  $         33,637  $      (36,937)  $    --
                                  =======  ===========  ================  ===============  ========

Net income (loss)                      --           --                --              --        --
                                  -------  -----------  ----------------  ---------------  --------

Balance at April 30, 2000         330,000  $     3,300  $         33,637  $      (36,937)  $    --
                                  =======  ===========  ================  ===============  ========

                                    See notes to financial statements

            Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                       STATEMENT OF CASH FLOWS

                                  Six months ended April 30, 2000
                        (See independent accountants' compilation report)


Cash flows from operating activities
    Net income (loss)                                           $    --
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities                      --
       Cash provided by (used in) operating activities               --
Cash flows from investing activities                                 --
                                                                _________
Cash flows from financing activities                                 --
                                                                _________
     NET INCREASE (DECREASE) IN CASH                                 --
                                                                _________
Cash at beginning of year                                            --
                                                                _________
Cash at end of year                                             $    --
                                                                =========

                                    See notes to financial statements

          Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)


                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2000
                (See independent accountants' compilation report)


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

On August 18, 1997, the Company executed an Amendment of the Certificate of Incorporation to change its name to Gump & Company, Inc.

The Company has no business operations nor credit facilities or identifiable sources of additional capital to develop independent business operations. The Company was previously audited as of October 31, 1999. These financial statements include the activity commencing November 1, 1999 and ending April 30, 2000.

     2.     Subsequent  Event
            -----------------

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

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF  OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended January 31, 1999, 1998, 1997, 1996, 1995, 1994, and 1993; and the consolidated financial statements and related notes for the six month period ended April 30, 1999. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties.

      Gump & Company, Inc. (the "Company") was incorporated on September 28, 1988 under the laws of the State of Delaware. The Company has been delinquent in its filings to the Securities and Exchange Commission since it failed to file Form 10-KSB for the fiscal year ended October 31, 1993. As a result of a change in control on June 7, 2000, management of the Company is filing this Form 10-QSB to cover the six months ended April 30, 2000. The Company, has also filed Form 10-KSB to cover the fiscal periods ended October 31, 1993 through October 31, 1999.

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

     The Company's balance sheet for the six months ended April 30, 2000, reflects current assets of $0 and current liabilities in the amount of $0. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Results of Operations

     In the fiscal year ended October 31, 1993 the Company had revenues of $4,384 and expenses of $2,870 net income of $1,514. Since 1993, the Company has had no revenue, expenses, income or loss. The Company doe not anticipate a significant change in the results of operations until such time as a business combination is consummated, if ever.


PART II - OTHER INFORMATION

None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GUMP & COMPANY, INC.

Date:  July 3, 2000


By:  /s/  Mark A. DiSalvo
-----------------------------------------------
Mark A. DiSalvo
President, Chief Executive Officer and Chief Financial Officer

INDEX  TO  EXHIBITS

          The Exhibits listed below are filed as part of this Report on Form 10-QSB.

Exhibit
  No.           Document
-------  ---------------------------------------------
2.1 Articles of Incorporation (incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on behalf of the Company on July 29, 1996)
2.2      Bylaws (incorporated by reference to
         Form 10-SB filed with the Securities and Exchange Commission on behalf of the Company on July 29, 1996)
2.3 Certificate of Amendment of Certificate of Incorporation filed September 2, 1997. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
2.4 Certificate of Amendment of Certificate of Incorporation filed September 27, 1993. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
3.1 Specimen Stock Certificate (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
27.1     Financial Data Schedule (for SEC use only).