Form 10QSB
period 2000-07-31
GUMP & CO INC
filed 2000-09-12
CIK 845874

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF  1934  FOR  THE  3-MONTH  PERIOD  ENDED  July 31,  2000

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

No trading market exists for the common stock of Registrant. As of September 11, 2000, nonaffiliates had 80,208 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 330,000 as of September 11, 2000.


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

                                 JULY 31, 2000

          Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                TABLE OF CONTENTS

                                             PAGE
FINANCIAL STATEMENTS

BALANCE SHEET                                   3

STATEMENT OF OPERATIONS                         4

STATEMENT OF STOCKHOLDERS' EQUITY               5

STATEMENT OF CASH FLOWS                         6

NOTES TO FINANCIAL STATEMENTS                   7

              Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                  BALANCE SHEET

                                  July 31, 2000

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

                                     Six months ended July 31, 2000

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

          Gump & Company, Inc.  (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                  Three months ended July 31, 2000

                                     Common  Stock                                         Total
                                  ------------------      Additional      Accumulated      Stockholders'
                                  Shares      Amount    Paid-In Capital   Deficit          Equity
                                  -------  -----------  ----------------  ---------------  --------
Balance at April 30, 2000         330,000  $     3,300  $         33,637  $      (36,937)  $    --
                                  =======  ===========  ================  ===============  ========

Net income (loss)                      --           --                --              --        --
                                  -------  -----------  ----------------  ---------------  --------

Balance at July 31, 2000          330,000  $     3,300  $         33,637  $      (36,937)  $    --
                                  =======  ===========  ================  ===============  ========

                                    See notes to financial statements

            Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                       STATEMENT OF CASH FLOWS

                                   Three months ended July 31, 2000

Cash flows from operating activities
    Net income (loss)                                           $    --
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities                      --
       Cash provided by (used in) operating activities               --
Cash flows from investing activities                                 --
                                                                --------
Cash flows from financing activities                                 --
                                                                --------
     NET INCREASE (DECREASE) IN CASH                                 --
                                                                --------
Cash at beginning of year                                            --
                                                                --------
Cash at end of year                                             $    --
                                                                ========

                                    See notes to financial statements

          Gump & Company, Inc. (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)


                          NOTES TO FINANCIAL STATEMENTS

                                 July 31, 2000


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

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF  OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended January 31, 1999, 1998, 1997, 1996, 1995, 1994, and 1993; the consolidated financial statements and related notes for the six month period ended April 30, 1999 and the financial statements and related notes for the 3 month period ended July 31, 2000. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties.

      Gump & Company, Inc. (the "Company") was incorporated on September 28, 1988 under the laws of the State of Delaware. The Company had been delinquent in its filings to the Securities and Exchange Commission since it failed to file Form 10-KSB for the fiscal year ended October 31, 1993. As a result of a change in control on June 7, 2000, management of the Company filed Form 10-QSB to cover the six months ended April 30, 2000. The Company also filed Form 10-KSB to cover the fiscal periods ended October 31, 1993 through October 31, 1999.

     To date the Company's primary activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has no commercial operations. The Company has no employees and owns no real estate. The Company has no operating income and as of July 31, 2000, no assets.

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

     The Company's balance sheet for the three months ended July 31, 2000, reflects current assets of $0 and current liabilities in the amount of $0. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

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

Date:  September 12, 2000


By:  /s/  Mark A. DiSalvo
-----------------------------------------------
Mark A. DiSalvo
President, Chief Executive Officer and Chief Financial Officer

INDEX  TO  EXHIBITS

          The Exhibits listed below are filed as part of this Report on Form 10-QSB.

Exhibit
  No.           Document
-------  ---------------------------------------------
2.1 Articles of Incorporation (incorporated by reference to Form S-1 filed with the Securities and Exchange
         Commission on behalf of the Company on January 26, 1989)
2.2      Bylaws (incorporated by reference to
         Form S-1 filed with the Securities and Exchange Commission on behalf of the Company on January 26, 1989)
2.3 Certificate of Amendment of Certificate of Incorporation filed September 2, 1997. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
2.4 Certificate of Amendment of Certificate of Incorporation filed September 27, 1993. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
3.1 Specimen Stock Certificate (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
27.1     Financial Data Schedule (for SEC use only).