Form 10KSB
period 2000-10-31
GUMP & CO INC
filed 2001-01-16
CIK 845874

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
                                   Form  10-KSB


(Mark  One)
  X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000.

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

                   Issuer's  telephone  number:    (805)773-5350

           Securities  registered  under  Section  12(b)  of  the  Act:  NONE

              Securities  registered  under  Section  12(g)  of  the  Act:

                          Common  Stock,  par  value  $.01
                                (Title  of  Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

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

No trading market exists for the common stock of Registrant. As of January 3, 2001, nonaffiliates had 80,280 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 330,000 as of January 3, 2001.

DOCUMENTS  INCORPORATED  BY  REFERENCE.  None

Transitional  Small  Business  Disclosure  Format:
Yes [ ]     No [X]

                            PART  I

ITEM  1.   DESCRIPTION  OF  BUSINESS.

GENERAL

      The Company was incorporated on September 28, 1988 under the laws of the State of Delaware. The Company had been delinquent in its filings to the Securities and Exchange Commission since it failed to file Form 10-KSB for the fiscal year ended October 31, 1993. As a result of a change in control on June 7, 2000, management of the Company filed Form 10-KSB to cover the fiscal periods from October 31, 1993 through October 31, 1999. The Company also filed reports on Form 10-QSB for the six-month period ended April 30, 2000 and the three-month period ended July 31, 2000. See Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     To date the Company's primary activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has no commercial operations. The Company has no employees and owns no real estate. The Company has no operating income and as of October 31, 2000, no assets.

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

INVESTIGATION  AND  SELECTION  OF  BUSINESS  OPPORTUNITIES

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, Mark A. DiSalvo. The Company anticipates that it will consider, among other things, the following factors in the analysis of business opportunities:

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

FORM  OF  ACQUISITION

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended October 31, 2000.

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

     The Company's balance sheet for the fiscal year ended October 31, 2000, reflects current assets of $0 and current liabilities in the amount of $0. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Results  of  Operations

     In the fiscal year ended October 31, 1993 the Company had revenues of $4,384 and expenses of $2,870 and net income of $1,514. Since 1993, the Company has no revenue, expenses, income or loss. The Company does not anticipate a significant change in the results of operations until such time as a business combination is consummated, if ever.


ITEM  7.      FINANCIAL  STATEMENTS.

     See  following  pages.


GUMP  &  COMPANY,  INC.
(formerly SEA PRIDE CAPITAL CORPORATION, formerly BRIAN CAPITAL, INC.)

FINANCIAL  STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
WITH  INDEPENDENT  AUDITOR'S  REPORT

                              GUMP & COMPANY, INC.


                          INDEX TO FINANCIAL STATEMENTS

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
               ---------------------------------------------------


Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . . .  1

Financial Statements:

     Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

     Statements of Operation. . . . . . . . . . . . . . . . . . . . . . . . .  3

     Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . .  4

     Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .  6

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


Board  of  Directors
GUMP  &  COMPANY,  INC.


I have audited the accompanying balance sheet of GUMP & COMPANY, INC., as of October 31, 2000, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of GUMP & COMPANY, INC., as of October 31, 1998 and 1999, were audited by other auditors whose report, dated March 13, 2000, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUMP & COMPANY, INC., as of October 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note A of the financial statements, the Company has been inactive since its formation on September 28, 1988. The Company presently has no identifiable sources of additional capital to develop independent business operations.



Gerald  R.  Perlstein
Los  Angeles,  California

January 12, 2001

                                GUMP & COMPANY, INC.

                                   BALANCE SHEETS


                                       ASSETS
                                       ------

                                         OCTOBER 31,    OCTOBER 31,    OCTOBER 31,
                                            2000           1999           1998
                                          -----------  -------------  -------------
Current Assets                            $        0   $          0   $          0
                                          -----------  -------------  -------------
     Total Assets                                  0              0              0
                                          ===========  =============  =============


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------

Current Liabilities                                0              0              0
                                          -----------  -------------  -------------

     Total Liabilities                             0              0              0

STOCKHOLDERS' EQUITY
--------------------
   Preferred Stock - $.01 par value,
   Authorized - 2,000,000 shares
   Issued - None
   Common Stock - $.01 par value,
   Authorized - 20,000,000 shares
   Issued - 330,000 shares                     3,300          3,300          3,300

   Additional paid-in-capital                 33,637         33,637         33,637

   Accumulated deficit                       (36,937)       (36,937)       (36,937)
                                          -----------  -------------  -------------

     Total Stockholders' Equity                    0              0              0
                                          -----------  -------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $        0   $          0   $          0
                                          ===========  =============  =============

    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.


                            STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
               ---------------------------------------------------


                                                  2000      1999      1998
                                                --------  --------  --------

Revenues                                        $      0  $      0  $      0

Expenses                                        $      0  $      0  $      0
                                                --------  --------  --------

NET INCOME (LOSS)                               $      0  $      0  $      0
                                                ========  ========  ========


Net Income (loss) per share                            0         0         0
                                                --------  --------  --------

Weighted average number of outstanding shares    330,000   330,000   330,000
                                                ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                            GUMP  &  COMPANY,  INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
               ---------------------------------------------------



                                                  ADDITIONAL
                                  COMMON  STOCK     PAID-IN-    ACCUMULATED
                                  SHARES   AMOUNT   CAPITAL         DEFICIT
                              ----------  -------  ---------  -------------
Balance at October 31, 1997      330,000  $ 3,300  $  33,637  $    (36,937)

Net income (loss)                                                        0
                              ----------  -------  ---------  -------------

Balance at October 31, 1998      330,000    3,300     33,637  $    (36,937)

Net income (loss)                                                        0
                              ----------  -------  ---------  -------------

Balance at October 31, 1999      330,000  $ 3,300  $  33,637  $    (36,937)

Net income (loss)                                                        0
                              ----------  -------  ---------  -------------

Balance at October 31, 2000      330,000  $ 3,300  $  33,637  $    (36,937)
                              ==========  =======  =========  =============

    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.


                            STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
               ---------------------------------------------------

                                                            2000   1999   1998
                                                           -----  -----  -----


Cash Flows from operating activities:
   Net income (loss)                                       $   0  $   0  $   0
   Adjustments to reconcile net income (loss) to net
         cash provided (used in) operating activities          0      0      0
                                                           -----  -----  -----

Cash provided by (used in) operating activities                0      0      0

Cash Flows from Investing Activities                           0      0      0

Cash Flows from Financing Activities                           0      0      0
                                                           -----  -----  -----

Net Increase (Decrease) in cash                                0      0      0

Cash at beginning of year                                      0      0      0
                                                           -----  -----  -----

Cash at end of year                                        $   0  $   0  $   0
                                                           =====  =====  =====

    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.


                          NOTES TO FINANCIAL STATEMENTS

                         OCTOBER 31, 2000, 1999 AND 1998
                         -------------------------------


NOTE  A  --  ORGANIZATION  AND  BUSINESS
----------------------------------------

The Company was incorporated on September 28, 1988 under the laws of the State of Delaware under the name of Brian Capital, Inc. On September 15, 1993, the Company changed its name to Sea Pride Industries, Inc. On August 18, 1997, the Company changed its name to GUMP & COMPANY, INC. The Company is registered with the Securities and Exchange Commission.

The Company was organized as an inactive, publicly held corporation to pursue a business combination with a privately held entity believed to have growth and profit potential, irrespective of the industry in which it is engaged. It is intended that the Company not engage in active business operations prior to its combination with another enterprise.

On September 10, 1993, stockholders of the Company exchanged 2,498,601 shares or approximately 75 percent of the issued and outstanding capital stock of the Company for 126,192 shares of common stock of Sea Pride Industries, Inc. In addition, the Company executed a one (1) for ten (10) reverse stock split and increased the par value of the authorized shares of common and preferred stock from $.001 per share to $.01 per share. Consequently, the number of common shares issued and outstanding decreased from 3,300,000 shares to 330,000 shares.

On June 7, 2000 the then principal stockholder, sole officer and director of the Company sold all of his shares, totaling 249,720 shares, of the common stock of the Company. The new majority shareholder became the sole officer and a director of the Company.

The Company has no business operations or identifiable sources of additional capital to develop independent business operations. The Company was audited by another firm of auditors for the period November 1, 1992 through October 31, 1999. Their unqualified opinion was dated March 13, 2000.


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

Previous  Management  and  Control  Persons

     On June 7, 2000, the then principal shareholder, sole officer and director of the Company, John D. Ericsson, sold all of his shares of the capital stock of the Company. 164,720 shares were sold to California Brokerage Services, Inc. (of which Mr. DiSalvo, an officer and director of the Company, may be deemed to be the beneficial owner) and 85,000 shares were sold to Robert M. Kern. In connection with the consummation of that sale, on June 7, 2000, John D. Ericsson resigned as an officer and director of the Company and elected Mr. DiSalvo as the sole officer and director of the Company. See Item 12, Certain Relationships and Related Transactions.

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

Compliance  With  Section  16(a)  of  the  Exchange  Act.

     To the best knowledge and belief of the Company, all current officers, directors and principal shareholders have made and will make appropriate ownership reports.

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

Name and                     Number of Shares    Percent
Address                     Owned Beneficially  of Class
                                                  Owned

Mark A. DiSalvo                   164,720        49.92%
192 Searidge Court
Shell Beach, CA 93449

Robert M. Kern                     85,000        25.76%
192 Searidge Court
Shell Beach, CA 93449

All directors and
executive officers
(1 person)                        164,720        49.92%

ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED
TRANSACTIONS

Changes  of  Control

     On June 7, 2000, the then principal shareholder, sole officer and director of the Company, John D. Ericsson, sold all of his shares of the capital stock of the Company. 164,720 shares were sold to California Brokerage Services, Inc. (of which Mr. Mark DiSalvo, an officer and director of the Company, may be deemed to be the beneficial owner) and 85,000 shares were sold to Robert M. Kern, which made Mr. Kern a principal shareholder of the Company. In connection with the consummation of that sale, on June 7, 2000, John D. Ericsson resigned as an officer and director of the Company and elected Mr. DiSalvo as the sole officer and director of the Company. The price paid for purchase of shares by California Brokerage Services, Inc. and Robert M. Kern was the result of arms length negotiations. Following completion of the transactions described herein, California Brokerage Services, Inc., and Robert
M. Kern owned a total of 249,720 shares, or approximately 75.67% of the Company's issued and outstanding stock.

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

     In order to raise working capital, on January 6, 1992, the Company approved the sale of 25,000 (post-split) shares of common stock for $.10 per share (or $2,500) to each of K. David Beardsley, David B. Goodnight, Matt Heinzelmann and C. Jack Bean. The Company consummated the sale of the total of 100,000
(post-split) shares for $10,000 at various times prior to October 31, 1992. Messrs. Beardsley, Goodnight and Heinzelmann were officers and directors of the company at the time. Mr. Bean was a principal shareholder. They each agreed to purchase their respective shares for investment and not further distribution. The Company relied on the private offering exemption contained in section 4(2) of the Securities Act of 1933, as amended as the exemption from the registration requirements of said Act.

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

Exhibit No.  Document

3.1         Articles  of Incorporation (incorporated by reference to Exhibit No.
3(a) to Form S-1 filed with the Securities and Exchange Commission on behalf of the Company on January 24, 1989)

3.2 Bylaws (incorporated by reference to Exhibit No. 3(b) to Form S-1 filed with the Securities and Exchange Commission on behalf of the Company on January 24, 1989)

3.3 Certificate of Amendment of Certificate of Incorporation filed August 18, 1997 (Incorporated by reference to Form 10-KSB for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission).

3.4 Certificate of Amendment of Certificate of Incorporation filed September 27, 1993 (Incorporated by reference to Form 10-KSB for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission).

4.1 Specimen Stock Certificate (Incorporated by reference to Form 10-KSB for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission)

10.1 Stock Purchase Agreement dated June 7, 2000 (Incorporated by reference to Form 10-KSB for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission).

27          Financial  Data  Schedule


The Company filed no reports on Form 8-K during the last quarter of its fiscal year ending October 31, 2000.


Signatures


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


GUMP  &  COMPANY,  INC.



By:  /s/  Mark  DiSalvo
     -----------------------------
     Mark  DiSalvo
     President,  Chief  Financial  Officer  and  Director


Date:  January  12,  2001