Form 10QSB
period 2001-01-31
GUMP & CO INC
filed 2001-03-02
CIK 845874

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  JANUARY 31,  2001

                                       OR

[ ] TRANSITION  REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  FOR  THE  TRANSITION  PERIOD            .
                                                -----------

COMMISSION  FILE  NO.     33-26616
                          --------

                         GUMP & COMPANY, INC.

         (Exact Name of Small Business Issuer in its Charter)


      Delaware                                           75-2256798
      --------                                           ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


               192 Searidge Court
                 Shell Beach,  CA                            93449
        --------------------------------                    --------
      (Address of principal executive office)               Zip Code


Issuer's  telephone  number:    (805) 773-5350
                                --------------

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

A very limited trading market exists for the common stock of Registrant. As of February 28, 2001, nonaffiliates had 80,280 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 330,000 as of February 28, 2001.

Transitional  Small  Business  Disclosure  Format:  YES  [ ]     NO  [X]

                                 Form 10-QSB

                                   PART I

Item  1  -  Financial  Statements

                              FINANCIAL  STATEMENTS

                              GUMP  & COMPANY, INC.
                    (FORMERLY SEA PRIDE CAPITAL CORPORATION,
                         FORMERLY BRIAN CAPITAL, INC.)

                              JANUARY  31,  2001

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

                              January 31, 2001


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

                       Three months ended January 31, 2001

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

                                                 Gump  &  Company,  Inc.
                          (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                                           STATEMENT OF STOCKHOLDERS' EQUITY

                                          Three months ended January 31, 2001

                                       Common  Stock                                     Total
                              ---------------------------------     Additional        Accumulated       Stockholders'
                                    Shares            Amount     Paid-In  Capital       Deficit            Equity
                              ---------------  ----------------  ----------------  -----------------  ----------------

Net income (loss)                          --                --                --                --                 --
                              ---------------  ----------------  ----------------  -----------------  ----------------

Balance at January 31, 2001           330,000  $          3,300  $         33,637  $        (36,937)  $             --
                              ===============  ================  ================  =================  ================

                      See notes to financial statements

                           Gump  &  Company,  Inc.
    (formerly Sea Pride Capital Corporation, formerly Brian Capital, Inc.)

                             STATEMENT OF CASH FLOWS

                       Three months ended January 31, 2001

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

                                 January 31, 2001

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

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the year ended October 31, 2000, and the Company's Form 10-KSB and the consolidated financial statements for the years ended January 31, 1999, 1998, 1997, 1996, 1995, 1994, and 1993.
The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties.

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

     To date the Company's primary activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has no commercial operations. The Company has no employees and owns no real estate. The Company has no operating income and as of January 31, 2001, no assets.

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

     The Company's balance sheet for the three months ended January 31, 2001, reflects current assets of $0 and current liabilities in the amount of $0. Accordingly, the Company will be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Results  of  Operations

     In the fiscal year ended October 31, 1993 the Company had revenues of $4,384 and expenses of $2,870 net income of $1,514. Since 1993, the Company has had no revenue, expenses, income or loss. The Company does not anticipate a significant change in the results of operations until such time as a business combination is consummated, if ever.

PART  II  -  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K

     A report on Form 8-K, dated January 8, 2001, was filed on January 11, 2001 reporting the Company's change in its certifying accountant to Gerald R. Perlstein, CPA, and the dismissal of the former accountant, Reznick Fedder and Silverman. There had been no disagreements with Reznick Fedder and Silverman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Reznick Fedder and Silverman's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles except as follows:

          The accountant's report stated that the registrant has been inactive since its formation on September 28, 1988 and presently has no credit facilities or identifiable sources of additional capital to develop independent business operations.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUMP & COMPANY, INC.

Date:  March 1, 2001

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