Form 10QSB
period 2001-04-30
GUMP & CO INC
filed 2001-06-07
CIK 845874

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  APRIL, 30 2001

                                       OR

[ ] TRANSITION  REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  FOR  THE  TRANSITION  PERIOD            .
                                                -----------

COMMISSION  FILE  NO.     33-26616
                          --------

                         GUMP & COMPANY, INC.

         (Exact Name of Small Business Issuer in its Charter)


           Delaware                                       75-2256798
           --------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                192 Searidge Court
                 Shell Beach,  CA                            93449
      ---------------------------------------               --------
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

A very limited trading market exists for the common stock of Registrant. As of May 31, 2001, nonaffiliates had 16,729 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,033,201 as of May 31, 2001.

Transitional  Small  Business  Disclosure  Format:  YES  [ ]     NO  [X]

                                 Form 10-QSB

                                   PART I

Item  1  -  Financial  Statements

GUMP & COMPANY, INC.

     Index  to  Financial  Statements

     For  the  Six  Months  Ended  April  30,  2001  and
     the  Years  Ended  October  31,  2000,  1999  and  1998
     -------------------------------------------------------


Financial  Statements:

     Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Statements  of  Operations . . . . . . . . . . . . . . . . . . . . . . . .4

     Statements  of  Stockholders'  Equity. . . . . . . . . . . . . . . . . . .5

     Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . . .6

     Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . . . . .7

                              GUMP & COMPANY, INC.

                                 Balance Sheets

                                     ASSETS
                                     ------

                                          April 30,    October 31,    October 31,    October 31,
                                            2001          2000           1999           1998
                                         -----------  -------------  -------------  ------------
Current Assets:

  Cash                                   $   19,837   $          0   $          0   $         0
                                         -----------  -------------  -------------  ------------

    Total Current Assets and Assets          19,837              0              0             0
                                         ===========  =============  =============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities                               0              0              0             0
                                         -----------  -------------  -------------  ------------

   Total Current Liabilities                      0              0              0             0

STOCKHOLDERS' EQUITY
--------------------
  Preferred Stock - $.01 par value,
  Authorized - 2,000,000 shares
  Issued - None
  Common Stock - $.01 par value,
  Authorized - 20,000,000 shares
  Issued - 2,033,201 shares at April 30,
  2001 and 330,000 shares at October 31,
  2000, 1999 and 1998                        20,332          3,300          3,300         3,300

  Additional paid-in-capital                 36,605         33,637         33,637        33,637

  Accumulated deficit                       (37,100)       (36,937)       (36,937)      (36,937)
                                         -----------  -------------  -------------  ------------

    Total Stockholders' Equity               19,837              0              0             0
                                         -----------  -------------  -------------  ------------

    TOTAL LIABILITIES AND
    EQUITY STOCKHOLDERS'                 $   19,837   $          0   $          0   $         0
                                         ===========  =============  =============  ============

     The  accompanying  notes  are an integral part of the financial statements.

                                  GUMP & COMPANY, INC.

                                STATEMENTS OF OPERATIONS

                      FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND
                    THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                    -----------------------------------------------

                                                  2001       2000      1999      1998
                                                ---------  --------  --------  --------

Revenues                                        $      0   $      0  $      0  $      0

Expenses                                        $    163   $      0  $      0  $      0
                                                ---------  --------  --------  --------

NET INCOME (LOSS)                               $   (163)  $      0  $      0  $      0
                                                =========  ========  ========  ========

Net Income (loss) per share                            0          0         0         0
                                                ---------  --------  --------  --------

Weighted average number of outstanding
shares                                           447,201    330,000   330,000   330,000
                                                =========  ========  ========  ========

     The  accompanying  notes  are an integral part of the financial statements.

                              GUMP & COMPANY, INC.

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND
                 THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                 -----------------------------------------------

                                                        ADDITIONAL
                                      COMMON     STOCK    PAID-IN-    ACCUMULATED
                                      SHARES    AMOUNT    CAPITAL         DEFICIT
                                  -----------  --------  ---------  -------------
Balance at October 31, 1997          330,000   $ 3,300   $  33,637  $    (36,937)

Net income (loss)                                                              0
                                  -----------  --------  ---------  -------------

Balance at October 31, 1998          330,000     3,300      33,637  $    (36,937)
Net income (loss)                                                              0
                                  -----------  --------  ---------  -------------

Balance at October 31, 1999          330,000   $ 3,300   $  33,637  $    (36,937)

Net income (loss)                                                              0
                                  -----------  --------  ---------  -------------

Balance at October 31, 2000          330,000   $ 3,300   $  33,637  $    (36,937)

One for ten reverse stock split     (296,799)   (2,968)      2,968

Issuance for cash proceeds         2,000,000    20,000

Net income (loss)                                                           (163)
                                  -----------  --------  ---------  -------------

Balance April 30, 2001             2,033,201   $20,332   $  36,605      ($37,100)
                                  ===========  ========  =========  =============

     The  accompanying  notes  are an integral part of the financial statements.

                                  GUMP & COMPANY, INC.

                                STATEMENTS OF CASH FLOWS

                       FOR THE SIX MONTHS ENDED APRIL 30, 2001 AND
                     THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                     -----------------------------------------------

                                                       2001     2000     1999     1998
                                                     --------  -------  -------  -------
Cash Flows from operating activities:
  Net income (loss)                                  $  (163)  $     0  $     0  $     0
  Adjustments to reconcile net income (loss) to net
    cash provided (used in) operating activities           0         0        0        0
                                                     --------  -------  -------  -------

Cash provided by (used in) operating activities         (163)        0        0        0
                                                     --------

Cash Flows from Investing Activities:                      0         0        0        0

Cash Flows from Financing Activities:

Proceeds from issuance of common stock                20,000         0        0        0
                                                     --------  -------  -------  -------

Net Cash provided by Financing Activities             20,000         0        0        0
                                                     --------  -------  -------  -------

Net Increase (Decrease) in cash                       19,837         0        0        0

Cash at beginning of year                                  0         0        0        0
                                                     --------  -------  -------  -------

Cash at end of year                                  $19,837   $     0  $     0  $     0
                                                     ========  =======  =======  =======

     The  accompanying  notes  are an integral part of the financial statements.

                              GUMP & COMPANY, INC.


                          NOTES TO FINANCIAL STATEMENTS

                 APRIL 30, 2001, OCTOBER 31, 2000, 1999 AND 1998
                 -----------------------------------------------


1.   NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES
     -------------------------------------------------------------------------

     A.   ORGANIZATION  AND  BUSINESS
          ---------------------------
          The Company was incorporated on September 28, 1988 under the laws of the State of Delaware under the name of Brian Capital, Inc. On September 15, 1993, the Company changed its name to Sea Pride Industries, Inc. On August 18, 1997, the Company changed its name to GUMP & COMPANY, INC. The Company is registered with the Securities and Exchange Commission.

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

          On June 7, 2000 the then principal stockholder, sole officer and director of the Company sold all of his shares, totaling 249,792 shares, of the common stock of the Company. The new majority shareholder became the sole officer and a director of the Company.

          Effective  on  April  16,  2001 the Company executed a one (1) for ten
          (10) reverse stock split. Consequently, the number of common shares issued and outstanding decreased from 330,000 shares to 33,201 shares, after rounding.

          On April 25, 2001 the principal shareholder purchased 2,000,000 shares of the Company's common stock at the stated par value.

     B.   LOSS  PER  SHARE
          ----------------
          Loss per share of common stock is computed using the weighted number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

     C.   RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
          --------------------------------------------
          In 1997, the Financial Accounting Standards Board (FASB) issued Statements No. 130, Reporting Comprehensive Income and No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's adoption of these statements had no material impact on the accompanying financial statements.

     D.   IMPAIRMENTS  OF  LONG  LIVED  ASSETS
          ------------------------------------
          The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets; the assets are adjusted to their fair values. No adjustment to the carrying values of the assets has been made.

     E.   STATEMENT  OF  CASH  FLOWS
          --------------------------
          Supplemental  disclosure  of  cash  flow  information  is  as follows:

          Cash  paid  during  the  period  October  31,  1998 to April 30, 2001.

               Interest                                              0
               Income  taxes                                         0

     F.   USE  OF  ESTIMATES
          ------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.

     G.   MANAGEMENT  REPRESENTATION
          --------------------------
          The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. They include all adjustments deemed necessary in order to make the financial statements not misleading. Management represents that these financial statements conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

2.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------
     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At April 30, 2001 the fair value of cash, and accounts payable approximated carrying values because of the short-term nature of these instruments.

3.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------
     The  Company  is  not  presently  involved  in  any  litigation.

4.   INCOME  TAXES
     -------------
     The  Company  presently  owes  no  income  taxes.

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

     To date the Company's primary activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has no commercial operations. The Company has no employees and owns no real estate. The Company has no operating income and as of April 30, 2001, its only asset is cash in the amount of $19,837.

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

Current  Assets
Current assets of $19,837 at April 30, 2001 exceeded the January 31, 2001 amount by $19,837. This increase reflects the $20,000 proceeds from 2,000,000 common shares sold during the three months ended April 30, 2001, less funds used for operations during the quarter.

Expenses
Expenses of $163 for the quarter ended April 30, 2001 exceeded the January 31, 2001 Amount by $163. This increase reflects funds used for operations during the quarter.

Net Loss
Net Loss of $163 for the quarter ended April 30, 2001 exceeded the January 31, 2001 Amount by $163. This increase reflects funds used for operations during the quarter.

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

     The Company's balance sheet for the three months ended April 30, 2001, reflects current assets of $19,837 and current liabilities in the amount of $0. Accordingly, the Company may be required to raise additional funds, or its shareholders will be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.

Results  of  Operations

     In the fiscal year ended October 31, 1993 the Company had revenues of $4,384 and expenses of $2,870 net income of $1,514. Since 1993, the Company has had no revenue, expenses, income or loss, except in the last quarter ended April 30, 2001 when the Company had expenses and a loss of $163. The Company does not anticipate a significant change in the results of operations until such time as a business combination is consummated, if ever.

PART  II  -  OTHER  INFORMATION

Item  5.  Other Information

Recent Sales of Unregistered Securities

     On April 25, 2001 the sole officer, director and principal shareholder of the Company purchased 2,000,000 shares of the Company's common stock at the stated par value. This offering was a private placement, and in the opinion of legal counsel for the Company, was exempt from registration under Section 4(2) of the Securities Exchange Act of 1934. The principal shareholder represented his intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering.


Item  6.  Exhibits  and  Reports  on  Form  8-K

     A report on Form 8-K, dated April 4, 2001, was filed on April 4, 2001 reporting that on April 4, 2001, the Company declared that effective April 16, 2001, the Company would effect a one-for-ten reverse split of its common stock. The record date for the reverse stock split was April 16, 2001. All fractional shares were increased to the next highest whole number of shares.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUMP & COMPANY, INC.

Date:  June 7, 2001

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