Form 10QSB
period 2001-07-31
GUMP & CO INC
filed 2001-09-11
CIK 845874

United  States
                       Securities  and  Exchange  Commission
                             Washington,  D.C.  20549

                                   Form  10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE 3-MONTH PERIOD ENDED July 31, 2001

                                       OR

[ ] TRANSITION  REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934  FOR  THE  TRANSITION  PERIOD ___________.

COMMISSION  FILE  NO.     33-26616
                          --------

                              GUMP & COMPANY, INC.

              (Exact Name of Small Business Issuer in its Charter)


                    Delaware                              75-2256798
                    --------                              ----------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)               Identification No.)


                192 Searidge Court
                 Shell  Beach,  CA                           93449
        -----------------------------------                 --------
      (Address of principal executive office)               Zip Code


Issuer's  telephone  number:    (805)  773-5350
                                ---------------

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     No active public market exists for the Company's common stock. The Company's common stock has been listed on the OTC Electronic Bulletin Board since February 1, 2001. There have been no trades. As of September 10, 2001, nonaffiliates owned 16,729 shares which have a nominal market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,033,201 as of September 10, 2001.


Transitional  Small  Business  Disclosure  Format:   YES  [ ]     NO  [X]

                                  Form  10-QSB

                                     PART  I

Item  1  -  Financial  Statements

                              FINANCIAL  STATEMENTS

                              GUMP  &  COMPANY,  INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS

           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                  (UNAUDITED)

Financial  Statements:

     Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Statements  of  Operation . . . . . . . . . . . . . . . . . . . . . . . . 4

     Statements  of  Stockholders'  Equity . . . . . . . . . . . . . . . . . . 5

     Statements  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . . . . 6

     Notes  to  Financial  Statements. . . . . . . . . . . . . . . . . . . . 7-9

                              GUMP & COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   BALANCE SHEETS

                                       ASSETS
                                       ------

                                                 JULY 31, 2001    OCTOBER 31, 2000
Current Assets:

  Cash                                          $       17,692   $               0
                                                ---------------  ------------------
    Total Current Assets and Assets                     17,692                   0
                                                ===============  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
  Due to Stockholder                                       714                   0
                                                ---------------  ------------------

    Total Current Liabilities                              714                   0

STOCKHOLDERS' EQUITY
--------------------
  Preferred Stock - $.001 par value,
  Authorized - 2,000,000 shares
  Issued - None
  Common Stock - $.01 par value,
  Authorized - 20,000,000 shares
  Issued - 2,033,201 shares at July 31, 2001
  and 330,000 shares at October 31, 2000                20,332               3,300

  Additional paid-in-capital                            36,605              33,637

  Accumulated deficit during
    development stage                                  (39,959)            (36,937)
                                                ---------------  ------------------

    Total Stockholders' Equity                          16,978                   0
                                                ---------------  ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $       17,692   $               0
                                                ===============  ==================

    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)
                                   -----------


                                 THREE  MONTHS         NINE  MONTHS
                                2001       2000      2001       2000
                              ---------  --------  ---------  --------

Revenues                      $      0   $      0  $      0   $      0

Expenses                         2,859          0     3,022          0
                              ---------  --------  ---------  --------

NET INCOME (LOSS)             $ (2,859)  $      0  $ (3,022)  $      0
                              =========  ========  =========  ========

Net Income (loss) per share         nil         0         0          0
                              ---------  --------  ---------  --------

Weighted average number of     447,201    330,000   447,201    330,000
outstanding shares            =========  ========  =========  ========

    The accompanying notes are an integral part of the financial statements.

                                         GUMP & COMPANY, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                            JULY 31, 2001
                                             (UNAUDITED)

                                                                                              TOTAL
                                                         ADDITIONAL                   STOCKHOLDERS'
                                      COMMON     STOCK     PAID-IN-    ACCUMULATED           EQUITY
                                      SHARES    AMOUNT      CAPITAL        DEFICIT        (DEFICIT)
                                   ----------  --------  -----------  -------------  ---------------
Balance October 31, 2000             330,000   $ 3,300   $    33,637  $    (36,937)  $            0

One for ten reverse stock split     (296,799)   (2,968)        2,968

Issuance of common stock for cash  2,000,000    20,000                                       20,000

Net loss                                                                      (163)            (163)
                                   ----------  --------  -----------  -------------  ---------------

Balance April 30, 2001             2,033,201    20,332        36,605       (37,100)          19,837

Net loss                                                                    (2,859)          (2,859)
                                   ----------  --------  -----------  -------------  ---------------

Balance July 31, 2001              2,033,201   $20,332   $    36,605      ($39,959)  $       16,978
                                   ==========  ========  ===========  =============  ===============

    The accompanying notes are an integral part of the financial statements.

                                  GUMP & COMPANY, INC.
                              (A DEVELOPMENT STAGE COMPANY)

                                STATEMENTS OF CASH FLOWS

               FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2001 AND 2000
                                      (UNAUDITED)

                                                         THREE MONTHS     NINE  MONTHS
                                                         2001    2000     2001    2000
                                                       --------  -----  --------  -----

Cash Flows from operating activities:
  Net income (loss)                                    $(2,859)  $   0  $(3,022)  $   0
  Adjustments to reconcile net income (loss) to
    net cash provided (used in) operating activities
  Issuance of stock for bonus and legal services             0       0        0       0
  Increase in due to stockholder                           714       0      714       0
                                                       --------  -----  --------  -----

Cash provided by (used in) operating activities         (2,145)      0   (2,308)      0
                                                       --------  -----  --------  -----

Cash Flows from Investing Activities:                        0       0        0       0

Cash Flows from Financing Activities:

Proceeds from capital contributions                          0       0        0       0

Proceeds from issuance of common stock                       0       0   20,000       0
                                                       --------  -----  --------  -----

Net Cash provided by Financing Activities                    0       0   20,000       0
                                                       --------  -----  --------  -----

Net Increase (Decrease) in cash                         (2,145)      0   17,692       0

Cash at beginning of years and period                   19,837       0        0       0
                                                       --------  -----  --------  -----

Cash at end of year                                    $17,692   $   0  $17,692   $   0
                                                       ========  =====  ========  =====

    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 31, 2001
                                   (UNAUDITED)


1.   NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES
     ---------------------------------------------------------------------------

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

                              GUMP & COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

                                  JULY 31, 2001
                                  (UNAUDITED)

     B.   LOSS  PER  SHARE
          ----------------
          Loss per share of common stock is computed using the weighted number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

     C.   DEVELOPMENT  STAGE  COMPANY
          ---------------------------
          The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any significant business other than organizational efforts.

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

          Cash paid during the period November 1, 2000 to July 31, 2001.

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

                              GUMP & COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS CONTINUED

                                  JULY 31, 2001
                                  (UNAUDITED)

     H.   RESEARCH  AND  DEVELOPMENT
          --------------------------
          Research and development expenditures are charged to operations as incurred. The Company has not incurred costs of this nature through July 31, 2001.


2.   FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------
     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At July 31, 2001 the fair value of cash, and due to stockholder approximated carrying values because of the short-term nature of these instruments.


3.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------
     The  Company  is  not  presently  involved  in  any  litigation.


4.   INCOME  TAXES
     -------------
     The  Company  presently  owes  no  income  taxes.


5.   SUBSEQUENT  EVENTS
     ------------------

     A.   SALE  TO  THE  PUBLIC
          ---------------------
          The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in order for the Company's sole officer and director to offer up to 1,000,000 shares of common stock in a public offering. No proceeds will be received by the Company. No cost will be incurred by the Company.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion should be read in conjunction with the Company's Registration Statement on Form SB-2, Form 10-KSB and the consolidated financial statements for the years ended October 31, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993; the consolidated financial statements and related notes for the six month period ended April 30, 1999 and the financial statements and related notes for the 3 month period ended July 31, 2000. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties.

     Gump & Company, Inc. (the "Company"), a development stage company, was incorporated on September 28, 1988 under the laws of the State of Delaware. The Company had been delinquent in its filings to the Securities and Exchange Commission since it failed to file Form 10-KSB for the fiscal year ended October 31, 1993. As a result of a change in control on June 7, 2000, management of the Company filed Form 10-QSB to cover the six months ended April 30, 2000. The
Company also filed Form 10-KSB to cover the fiscal periods ended October 31, 1993 through October 31, 1999.

     To date the Company's primary activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has no commercial operations. The Company has no employees and owns no real estate. The Company has no operating income.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - NINE MONTHS ENDED JULY 31, 2001, COMPARED TO THE NINE MONTHS ENDED JULY 31, 2000

REVENUE
In the fiscal year ended October 31, 1993 the Company had revenues of $4,384 and expenses of $2,870 net income of $1,514. Since 1993, the Company has had no revenue. The Company does not anticipate a significant change in the revenue until such time as a business combination is consummated, if ever.

EXPENSES
For the nine months ended July 31, 2001, Expenses were $3,022, up from $0 during the nine months ended July 31, 2000. This increase was caused primarily by increased general and administrative expenses associated with the resumption of reporting to the Securities and Exchange Commission and the investigation of business opportunities.

NET  LOSS
For the nine months ended July 31, 2001, the Net Loss was ($3,022), up from $0 for the nine months ended July 31, 2000. This increase is a result of increased general and administrative expenses associated with the resumption of reporting to the Securities and Exchange Commission and the investigation of business opportunities, combined with the absence of revenues.

CASH
On July 31, 2001, Cash was $17,692, up from $0 on July 31, 2000. This increase resulted primarily from the receipt of $20,000 from the sale of 2,000,000 shares of common stock to the Company's sole officer and director, less amounts spent for general and administrative expenses for the Company.

COMMON  SHARES
On  July  31,  2001,  Common  Shares  were 2,033,201, up 1,703,201 (511.5%) from
330,000 on July 31, 2000. This increase resulted primarily from a one-for-ten reverse split of the common stock and associated rounding, and the issuance of 2,000,000 shares of common stock to the Company's sole officer and director in return for cash invested in the Company.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - THREE MONTHS ENDED JULY 31, 2001, COMPARED TO THE THREE MONTHS ENDED JULY 31, 2000

EXPENSES
For the three months ended July 31, 2001, Expenses were $2,859, up from $0 during the three months ended July 31, 2000. This increase was caused primarily by increased general and administrative expenses associated with the resumption of reporting to the Securities and Exchange Commission and the investigation of business opportunities.

NET  LOSS
For the three months ended July 31, 2001, the Net Loss was ($2,859), up from $0 for the three months ended July 31, 2000. This increase is a result of increased general and administrative expenses associated with the resumption of reporting to the Securities and Exchange Commission and the investigation of business opportunities, combined with the absence of revenues.


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

     The Company's balance sheet on July 31, 2001, reflects current assets of $17,692 and current liabilities in the amount of $714. Accordingly, the Company may be required to raise additional funds, or its shareholders may be required to advance funds in order to pay its current liabilities and to satisfy the Company's cash requirements for the next twelve months.


PART  II  -  OTHER  INFORMATION

None.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GUMP  &  COMPANY,  INC.

Date:  September 10, 2001


By:  /s/  Mark  A.  DiSalvo
--------------------------------------------------
Mark  A.  DiSalvo
President, Chief Executive Officer and Chief Financial Officer