Form 10KSB
period 2001-10-31
GUMP & CO INC
filed 2002-01-23
CIK 845874

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
 ...X...Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2001.

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

     Although our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol "GMPP" since February 1, 2001, there have been no trades in our common stock and there currently exists no public market for our stock. As of January 18, 2001, nonaffiliates had 16,729 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,033,201 as of January 18, 2002.

DOCUMENTS INCORPORATED BY REFERENCE. None

Transitional Small Business Disclosure Format:
Yes [ ]  No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Plan of Operation

     Since our inception in 1988, our primary activities have been directed to organizational activities and developing our business plan. We have had no commercial operations and have no employees. We have had no operating income and as of October 31, 2001 had only $17,692 in cash and $714 in liabilities.

     Our current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance our stockholder's value for their investment in our common stock. The acquisition of a business entity may be made by purchase of stock, merger, exchange of stock, or purchase of assets. We have nominal capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition. We can give no assurance that we will be successful in finding or acquiring any business entity, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     We have in the past engaged in preliminary negotiations with the principals of small business enterprises, but have been unable to obtain any agreements or commitments from such parties. We recently attempted to develop a website that would critique and rank Internet websites based on a variety of criteria. However, our management has abandoned this project because of our lack of capital, our lack of technical expertise, the current negative public perception of Internet-related businesses and our management's belief that there is more opportunity for an acquisition of a non-Internet related business which will offer our stockholders the opportunity to achieve appreciative value for their investment in our common stock.

     We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors, including our ability to raise capital from private investors in the future.

Investigation and Selection of Business Opportunities

     Our  management   believes  that  various  types  of  potential  merger  or
acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates (1) desiring to create a public market for their shares in order to enhance liquidity for their current stockholders, (2) which have long-term plans for raising capital through the public sale of securities and which believe that the possible prior existence of a public market for their securities would be beneficial, (3) which plan to acquire additional assets through issuance of securities rather than for cash, and which believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

     The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, Mark A. DiSalvo. We anticipate that he will consider, among other things, the following factors in the analysis of business opportunities:

          Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

          His perception of how any particular business opportunity will be received by the investment community and by our stockholders;

          Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ SmallCap Market;

          Capital requirements and anticipated availability of required funds, to be provided through the private sale of additional securities;

          The extent to which the business opportunity can be advanced;

          Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

          Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

          The cost of our participation as compared to the perceived tangible and intangible values and potential; and

          The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items as such factors relate to the target company.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of our lack of capital for investigation and our lack of management for business analysis, we may not discover or adequately evaluate adverse facts about the target company, its business and management.

     We are unable to predict when we may be able to acquire a business entity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Possible Business Transactions

     We can not predict the manner in which we may participate in a business transaction with an acquisition target. Specific business opportunities will be reviewed as well as the respective needs and desires of our stockholders and, upon the basis of that review and our relative negotiating strength, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but may not be limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require our merger, consolidation or reorganization with other corporations or other forms of business organization, and although it is likely, we can give no assurance that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of the voting shares of the company following a reorganization transaction. As part of such a transaction, our sole director may resign and new directors may be appointed without any vote by stockholders.

     It is likely that we will acquire our participation in a business transaction through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (usually 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction is structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders will retain in the aggregate 20% or less of the issued and outstanding shares. This could result in substantial additional dilution in the equity of our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest of our company by our sole officer, director and principal stockholder. Additionally, upon a business combination with an operating company, we will be required to report the transaction to the Commission on a Current Report on Form 8-K with disclosure as required pursuant to a registration statement on Form 10-SB. This could result in additional expense to us as well as delaying the consummation of an acquisition.

Our History

     We are a development stage company and since our inception in 1988, we have had no commercial operations, generated no revenues and at October 31, 2001 had $17,692 cash and no other assets. At October 31, 2001 our only liability consisted of $714 owed to Mark A. DiSalvo, our sole officer and director. Since inception, our primary activities have been directed to organizational activities and developing our business plan. We have no employees and only have one officer and director, Mark A. DiSalvo, who is our principal stockholder.

     We were initially incorporated on September 28, 1988 under the laws of the State of Delaware as Brian Capital, Inc. As a result of the merger on September 10, 1993, we changed our name to Sea Pride Industries, Inc. On August 18, 1997, we changed our name to Gump & Company, Inc. We had been delinquent since 1993 in our annual and periodic filings to the Securities and Exchange Commission as required under the Securities Exchange Act of 1934. As a result of a change in control on June 7, 2000, we filed with the Commission our Annual Report on Form 10-KSB to cover the fiscal periods from October 31, 1993 through October 31, 1999. We are current in our Securities Exchange Act filings with the Securities and Exchange Commission.

     On September 10, 1993, our then principal stockholders, David Goodnight, C. Jack Bean, Matt Heinzelmann, K. David Beardsley and Angel Generes exchanged 24,972 shares, or approximately 75.69% of our issued and outstanding stock, for 126,192 shares of common stock of Sea Pride Industries, Inc., a privately held

Delaware corporation, owned by John D. Ericsson. Mr. Ericsson was the principal stockholder and president of Sea Pride. Also on September 10, 1993, we changed our name to Sea Pride, David Goodnight, Matt Heinzelmann and K. David Beardsley resigned as our officers and directors, and John D. Ericsson was elected as our president, treasurer and sole director. Mr. Ericsson served in these capacities until June 7, 2000 when Mark A. DiSalvo acquired control of our company.

     On June 7, 2000, John D. Ericsson, our then principal stockholder, sole officer and director, sold 16,472 shares of our common stock to California Brokerage Services, Inc. and 8,500 shares to Robert M. Kern, our general counsel, for $150,000 or approximately $6.00 per share. Mark DiSalvo, our sole officer, director and principal stockholder is the sole stockholder, officer and director of California Brokerage Services, Inc. Also, on June 7, 2000, John D. Ericsson resigned as an officer and director and Mr. DiSalvo was elected as our sole officer and director. After this transaction, California Brokerage Services, Inc., owned a total of 16,472 shares, or approximately 50% of our issued and outstanding stock.

     On September 10, 1993 we executed a one (1) for ten (10) reverse stock split which decreased our outstanding shares of common stock from 3,300,000 shares to 330,000 shares. Additionally, on April 16, 2001, we executed a one (1) for ten (10) reverse stock split. Consequently, the number of common shares issued and outstanding decreased from 330,000 shares to 33,201 shares, after rounding.

     In order to raise working capital, on April 25, 2001, we sold 2,000,000 shares of our common stock to Mark A. DiSalvo for $20,000 or $.01 per share. Mr. DiSalvo currently is the beneficial owner of 2,016,472 shares of our common stock, or approximately 99.2% of our issued and outstanding stock.

Employees

     We have no employees. Our sole officer and director and principal shareholder receives no compensation, and none is being accrued. He devotes only as much of his time to our business as necessary.

ITEM 2.     DESCRIPTION OF PROPERTY.

     We do not currently maintain an office or any other facilities. We currently maintain an office at no cost at 192 Searidge Court, Shell Beach, California 93449, which is the office address of Mark A. DiSalvo, our sole officer and director. We do not believe that we will need to maintain an office elsewhere at anytime in the foreseeable future in order to develop and implement our business plan. Our telephone number is (805) 773-5350 and our fax number is
(501) 421-2755.


ITEM 3.  LEGAL PROCEEDINGS.

     We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     None of our directors, officers or affiliates, and no owner of record or beneficial owner of more than 5% of our securities or any associate of any of our directors, officers or security holders is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year which ended October 31, 2001.

                                     Part II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     Although our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol "GMPP" since February 1, 2001, there have been no trades in our common stock and there currently exists no public market for our stock. As of January 18, 2002, there were approximately 2,033,201 shares of our common stock outstanding. Our securities are currently held of record by a total of approximately 360 persons. We are authorized to issued 20,000,000 shares of common stock, $0.01 par value, and 2,000,000 shares of preferred stock. $0.001 par value. No shares of preferred stock are outstanding.

     No dividends have been declared or paid on our securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

     On September 10, 1993 we executed a one (1) for ten (10) reverse stock split which decreased our outstanding shares of common stock from 3,300,000 shares to 330,000 shares. Additionally, on April 16, 2001, we executed a one (1) for ten (10) reverse stock split. Consequently, the number of common shares issued and outstanding decreased from 330,000 shares to 33,201 shares, after rounding.

     In order to raise working capital, on April 25, 2001, we sold 2,000,000 shares of our common stock to Mark A. DiSalvo for $20,000 or $.01 per share. Mr. DiSalvo currently is the beneficial owner of 2,016,472 shares of our common stock, or approximately 99.2% of our issued and outstanding stock.

Shares Eligible For Future Sale

     We currently have 2,033,201 shares of common stock outstanding of which 8,229 shares are freely tradable on the OTC Bulletin Board and 2,024,972 shares of our common stock are deemed "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act. Subject to the applicable affiliate rules and volume and holding period limitations of Rule 144, 24,972 shares are currently eligible for sale under Rule 144 and 2,000,000 shares will be eligible for sale under Rule 144 after April 25, 2002.

     Under Rule 144, and subject to satisfaction of certain other conditions, a person, including an affiliate of the our company (or persons whose shares are aggregated into such affiliate), who has owned restricted shares of common stock beneficially for at least one year is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of one percent of the total number of outstanding shares of the same class or the average weekly trading volume of our common stock during the four calendar weeks preceding the sale. A person who has not been an affiliate of our company for at least the three months immediately preceding the sale and who has beneficially owned shares of our common stock for at least two years is entitled to sell such shares under Rule 144(k) without regard to any of the limitations described above.

     The possibility that substantial amounts of our common stock may be sold in the public market in the future may adversely affect the prevailing market price for our common stock and could impair our ability in the future to raise capital through the sale of our equity securities.

Transfer Agent and Registrar

     The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties.

Plan of Operation

     From our inception in 1988 through October 31, 2001, as a development stage company, we have generated no revenues and had an accumulated deficit during our development stage of $39,959. Accordingly, our financial results, from inception to October 31, 2001, are not meaningful as an indication of future operations. We do not anticipate a significant change in our results of operation until such time as an acquisition or business combination is consummated.

     Our present plan of operations for the next twelve months is to continue to attempt to implement our plan of business. These activities include seeking to complete a merger or acquisition transaction with a small- or medium-sized operating enterprise which may allow our stockholders an opportunity to achieve appreciative value for their investment in our common stock. In selecting a potential merger or acquisition candidate, our management will consider many factors, including, but not limited to, potential for growth and profitability, quality and experience of management, capital requirements, and the ability of the acquired company to qualify its shares for trading on NASDAQ SmallCap Market or on a national exchange.

     The types of business enterprises that we believe might find a business combination with us to be attractive include (1) candidates desiring to create a public market for their shares to enhance liquidity for current stockholders,
(2)  acquisition  candidates  which have  long-term  plans for  raising  capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, (3) foreign companies desiring to obtain access to U.S. customers and U.S. capital markets, and (4) acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash.

     We have in the past engaged in preliminary negotiations with principals of small business enterprises but have been unable to obtain any agreements or commitments from such parties. We recently attempted to develop a website that would critique and rank Internet sites based on a variety of criteria. However, management abandoned this project because of our lack of capital and technical expertise and because of the current negative perception of Internet related businesses. We incurred nominal expenses in pursuing this business prospect.

     We are not presently in discussions with any prospective acquisition or merger candidates. We are also unable to predict when we may effect a business opportunity. We have not established any deadline for completion of a transaction, and anticipate that the process could continue throughout the next twelve months.

     Our balance sheet at October 31, 2001 reflects current assets of $17,692 and current liabilities in the amount of $714. Accordingly, we may be required to raise additional funds from private investors, or our principal stockholder may be required to advance funds, in order to pay our current liabilities and to satisfy our cash requirements for the next twelve months.

Our Liquidity and Capital Resources

     As of October 31, 2001, we had $17,692 in cash and cash equivalents. To date, we have had negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. Until an acquisition or merger transaction is completed, we do not expect to generate any revenues. Even if we consummate an acquisition, we may not sustain or increase revenues on a quarterly or annual basis in the future. We may need to raise up to $100,000 to cover expenses associated with maintaining our reporting status under the Exchange Act, including legal and accounting expenses, general corporate maintenance and evaluating business opportunities, including the retention of consultants to help evaluate such prospects. We anticipate that capital will be raised through the sale of our debt or equity securities or from loans to us by our sole officer and director. We cannot be certain that any required financing will be available on terms favorable to us or that our sole officer and director will fund our additional operations expenses. If funds are raised by the issuance of our equity securities, then existing stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of our common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations or ever implement our business plan.


ITEM 7.     FINANCIAL STATEMENTS.

     See following pages.

                              GUMP & COMPANY, INC.
                          (A development stage company)



                              Financial Statements




                 For the Years Ended October 31, 2001 and 2000,
            and for the period September 28, 1988 (date of inception)
                               to October 31, 2001
                        with Independent Auditor's Report

                              GUMP & COMPANY, INC.
                          (A development stage company)

                          Index to Financial Statements

             For the Years Ended October 31, 2001 and 2000, and for
              the period September 28, 1988 (date of inception) to
                                October 31, 2001
                                ----------------





Independent Auditor's Report...............................................   11

Financial Statements:

         Balance Sheets....................................................   12

         Statements of Operations..........................................   13

         Statements of Stockholders' Equity................................14-15

         Statements of Cash Flows..........................................   16

         Notes to Financial Statements.....................................17-19

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors GUMP & COMPANY, INC.

I have audited the accompanying balance sheets of GUMP & COMPANY, INC. (a development stage company), as of October 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period September 28, 1988 (date of inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of GUMP & COMPANY, INC., for the period September 28, 1988 (date of inception) to October 31, 1999, were audited by other auditors whose report, dated March 13, 2000, expressed an unqualified opinion on those statements.

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

In my opinion, based on my audit and the aforementioned report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of GUMP & COMPANY, INC. (a development stage company), as of October 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period September 28, 1988 (date of inception) to October 31, 2001, in conformity with generally accepted accounting principles.

As discussed in Note A of the financial statements, the Company has not engaged in any significant business activity since its formation on September 28, 1988. The Company is proposing to develop certain business operations although it presently has no identifiable sources of additional capital to develop these operations.




Gerald R. Perlstein
Los Angeles, California

January 3, 2002



                              GUMP & COMPANY, INC.
                          (A development stage company)

                                 Balance Sheets




                                     ASSETS


                                                                                  October 31,    October 31,
                                                                                      2001           2000
                                                                                  -----------    -----------
Current Assets:

    Cash                                                                          $    17,692    $         0
                                                                                  -----------    -----------

         Total Current Assets and Assets                                               17,692              0
                                                                                  -----------    -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Due to Stockholder                                                                    714              0
                                                                                  -----------    -----------

         Total Current Liabilities                                                        714              0

    Stockholders' Equity
    Preferred Stock - $.001 par value,
    Authorized - 2,000,000 shares
    Issued - None
    Common Stock - $.01 par value,
    Authorized - 20,000,000 shares
    Issued - 2,033,201 shares at October 31, 2001 and
    33,201 shares at
    October 31, 2000                                                                   20,332            332

    Additional paid-in-capital                                                         36,605         36,605

    Accumulated deficit during
         development stage                                                            (39,959)       (36,937)
                                                                                  -----------    -----------

         Total Stockholders' Equity                                                    16,978              0
                                                                                  -----------    -----------

         Total Liabilities and Stockholders' Equity
                                                                                  $    17,692    $         0
                                                                                  -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                            Statements of Operations

                 For the Years Ended October 31, 2001 and 2000,
          and for the period September 28, 1988 (date of inception) to
                                October 31, 2001
                                ----------------






                                                                       Since
                                       2001             2000         Inception
                                   -----------      -----------     -----------


Revenues                           $         0      $         0     $         0

Expenses                                 3,022                0          39,959
                                   -----------      -----------     -----------

Net Income (loss)                  $    (3,022)     $         0     $   (39,959)
                                   -----------      -----------     -----------

Net Income (loss) per share                nil                0             nil
                                   -----------      -----------     -----------

Weighted average number of
outstanding shares                   1,033,201           33,201         447,201
                                   -----------      -----------     -----------




    The accompanying notes are an integral part of the financial statements.



                              GUMP & COMPANY, INC.
                         (A development stage company)

                       Statements of Stockholders' Equity



                                                                                                      Total
                                                                       Additional                 Stockholders'
                                           Common         Stock         Paid-In-    Accumulated       Equity
                                           Shares         Amount        Capital       Deficit       (Deficit)
                                        -----------    -----------    -----------   -----------    -----------
Issuance of common stock for cash           750,000    $       750                                 $       750

Capital contribution                                                  $     7,811                        7,811

Net loss                                                                                 (7,811)        (7,811)
                                        -----------    -----------    -----------   -----------    -----------

Balance at October 31, 1988                 750,000            750          7,811        (7,811)           750

Issuance of common stock under stock
bonus plan                                1,250,000          1,250                                       1,250

Capital contribution                                                        3,002                        3,002

Net loss                                                                                 (7,990)        (7,990)
                                        -----------    -----------    -----------   -----------    -----------

Balance October 31, 1989                  2,000,000          2,000         10,813       (15,801)        (2,988)

Capital contribution                                                       11,124                       11,124

Net loss                                                                                 (7,120)        (7,120)
                                        -----------    -----------    -----------   -----------    -----------

Balance October 31, 1990                  2,000,000          2,000         21,937       (22,921)         1,016

Net loss                                                                                 (7,356)        (7,356)
                                        -----------    -----------    -----------   -----------    -----------

Balance October 31, 1991                  2,000,000          2,000         21,937       (30,277)        (6,340)

Issuance of common stock for cash         1,000,000          1,000          9,000                        10,000

Issuance of stock for legal services        300,000            300          2,700                         3,000

Net loss                                                                                 (8,174)        (8,174)
                                        -----------    -----------    -----------   -----------    -----------

Balance October 31, 1992                  3,300,000          3,300         33,637       (38,451)        (1,514)

One for ten reverse stock split (par
value increased from $0.001 to $0.01)    (2,970,000)


Net income                                    1,514          1,514
                                        -----------    -----------    -----------   -----------    -----------

Balance October 31, 1993                    330,000          3,300         33,637       (36,937)             0



                              GUMP & COMPANY, INC.
                          (A development stage company)

                  Statements of Stockholders' Equity continued




                                                                                                      Total
                                                                       Additional                 Stockholders'
                                           Common         Stock         Paid-In-    Accumulated       Equity
                                           Shares         Amount        Capital       Deficit       (Deficit)
                                        -----------    -----------    -----------   -----------    -----------

No activity:
November 1, 1993 through October 31,
1997

One for ten reverse stock split            (296,799)       (2,968)        2,968
                                        -----------    -----------    -----------   -----------    -----------

Balance October 31, 1998, 1999 and 2000
                                             33,201            332         36,605       (36,973)             0

Issuance of common stock for cash         2,000,000         20,000         20,000

Net loss                                     (3,022)        (3,022)
                                        -----------    -----------    -----------   -----------    -----------

Balance October 31, 2001                  2,033,201    $    20,332    $    36,605   ( $  39,959)   $    16,978
                                        -----------    -----------    -----------   -----------    -----------


    The accompanying notes are an integral part of the financial statements.



                              GUMP & COMPANY, INC.
                          (A development stage company)

                            Statements of Cash Flows

                 For the Years Ended October 31, 2001 and 2000,
          and for the period September 28, 1988 (date of inception) to
                                October 31, 2001





                                                                                       Since
                                                          2001           2000        Inception
                                                        ---------      ---------     ---------
Cash Flows from operating activities:
    Net income (loss)                                   $  (3,022)     $       0     $ (39,959)
    Adjustments to reconcile net income (loss) to net
         cash provided (used in) operating activities
    Issuance of stock for bonus and legal services              0              0         4,250
    Increase in due to stockholder                            714              0           714
                                                        ---------      ---------     ---------

Cash provided by (used in) operating activities            (2,308)             0       (34,995)
                                                        ---------       -            ---------

Cash Flows from Investing Activities:                           0              0             0

Cash Flows from Financing Activities:

Proceeds from capital contributions                             0              0        21,937

Proceeds from issuance of common stock                     20,000              0        30,750
                                                        ---------      ---------     ---------

Net Cash provided by Financing Activities                  20,000              0        52,687
                                                        ---------      ---------     ---------

Net Increase in cash                                       17,692              0        17,692

Cash at beginning of years and period                           0              0             0
                                                        ---------      ---------     ---------

Cash at end of year                                     $  17,692      $       0     $  17,692
                                                        ---------      ---------     ---------

    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                          Notes to Financial Statements

                           October 31, 2001, and 2000
            and for the Period September 28, 1988 (Date of Inception)
                               to October 31, 2001
                               -------------------


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
    --------------------------------------------------------------------

     A.   Organization and Business
          -------------------------

          The Company was incorporated on September 28, 1988 under the laws of the State of Delaware under the name of Brian Capital, Inc. On September 15, 1993, the Company changed its name to Sea Pride Industries, Inc. On August 18, 1997, the Company changed its name to GUMP & COMPANY, INC. The Company is registered with the Securities and Exchange Commission.

          The Company was organized as a publicly held corporation to pursue a business combination with a privately held entity believed to have growth and profit potential, irrespective of the industry in which it is engaged.

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

          Effective  on April 16,  2001 the  Company  executed a one (1) for ten
          (10) reverse stock split. Consequently, the number of common shares issued and outstanding decreased from 330,000 shares to 33,201 shares, after rounding. The financial statements have been restated to reflect the reverse stock split as if it had occurred during the period ended October 31, 1998.

          On April 25, 2001 the principal shareholder purchased 2,000,000 shares of the Company's common stock at the stated par value.

          The Company has no business operations or identifiable sources of additional capital to develop independent business operations. However, the Company has plans to seek and acquire one or more properties or businesses and to pursue other related activities intended to enhance the stockholders' value for their investments in the Company.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                     Notes to Financial Statements continued

                           October 31, 2001, and 2000
            and for the Period September 28, 1988 (Date of Inception)
                               to October 31, 2001
                               -------------------

     B.   Loss Per Share
          --------------
          Loss per share of common stock is computed using the weighted number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

     C.   Development Stage Company
          -------------------------
          The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any significant business other than organizational efforts.

     D.   Impairments of Long Lived Assets
          --------------------------------
          The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets; the assets are adjusted to their fair values. No adjustment to the carrying values of the assets has been made.

     E.   Statement of Cash Flows
          -----------------------
          Supplemental disclosure of cash flow information is as follows:

          Cash paid during the period September 28, 1988 to October 31, 2001.

                  Interest                           0
                  Income taxes                       0

     F.   Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.

     G.   Management Representation
          -------------------------
          The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. They include all adjustments deemed necessary in order to make the financial statements not misleading. Management represents that these financial statements conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                     Notes to Financial Statements continued

                           October 31, 2001, and 2000
            and for the Period September 28, 1988 (Date of Inception)
                               to October 31, 2001
                               -------------------



     H.   Research and Development
          ------------------------
          Research and development expenditures are charged to operations as incurred. The Company has not incurred costs of this nature through October 31, 2001.


2.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At October 31, 2001 the fair value of cash, and due to stockholder approximated carrying values because of the short-term nature of these instruments.


3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     The Company is not presently involved in any litigation.


4.   INCOME TAXES
     ------------
     The Company presently owes no income taxes.


5.   SUBSEQUENT EVENTS
     -----------------

     A.   Registration Statement
          ----------------------
          On January 9, 2002, the Company notified the Securities and Exchange Commission of its intention to withdraw its Registration Statement filed on Form SB-2.

                                    Part III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

     The following person is our current sole executive officer and director:

             Name              Age                        Position
      ----------------      ---------         ----------------------------------
      Mark A.  DiSalvo         50            President, Chief Executive Officer,
                                             Chief Financial Officer, Secretary-
                                             Treasurer and Director

     Mark DiSalvo has been our president, chief executive officer, chief financial officer, secretary-treasurer, sole director and principal stockholder since June 7, 2000. Mr. DiSalvo has been self-employed as a business consultant for over 10 years. He has managed his personal portfolio of securities and real estate investments for the past 20 years. As a business consultant, he provides consulting services to small and development-stage companies relating to possible merger and acquisition candidates. Mr. DiSalvo is the sole stockholder, officer and director of California Brokerage Services, Inc., which is a personal holding company for Mr. DiSalvo's business investments. California Brokerage Services is not a licensed broker-dealer firm and does not engage in any securities transactions for any party other than Mr. DiSalvo. He served as a director of Stan Lee Media, Inc., formerly known as Boulder Capital Opportunities, Inc., a public development stage company from August 1997 to July 1999. He served from March 1997 to July 1998 as president, chairman of the board, chief executive officer and secretary-treasurer of Prodeo Technologies, Inc., a public development stage company, formerly known as SITEK, Incorporated and Dentmart Group, Ltd. Mr. DiSalvo only devotes as much of his time as is necessary for management of our business and implementation of our business plan. Currently, Mr. DiSalvo devotes approximately three hours per week for our business which includes seeking and evaluating possible acquisition candidates and preparation of periodic and annual reports required to be filed with the Commission under the Exchange Act.

     Our board of directors is elected annually by our stockholders. Directors receive no cash compensation for their services to us as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the board of directors.

     We do not currently have an audit committee, a nominating committee or a compensation committee.

Compliance With Section 16(a) of the Exchange Act.

     To our best knowledge and belief, all current officers, directors and principal shareholders have made and will make appropriate ownership reports.

ITEM 10. EXECUTIVE COMPENSATION.

Mark A. DiSalvo, our sole executive officer does not currently receive any compensation nor are we accruing any compensation for his services. He has not received any compensation since his election as an officer and director in June 2000. Until we acquire additional capital, it is not intended that any officer or director will receive compensation from us other than reimbursement for out-of-pocket expenses incurred on our behalf. We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more of these programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth the beneficial ownership of our common stock as of January 18, 2002, by (i) each person known by us to beneficially own 5% or more of our outstanding common stock, (ii) our sole executive officer and director, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.


                                         Beneficial Ownership
                                 --------------------------------------
                                    No. of Shares             %
                                 ------------------  ------------------
Mark A. DiSalvo(1)                  2,016,472(2)            99.2%
------------------
     (1) Mr. DiSalvo's address is 192 Searidge Court, Shell Beach, California 93449. Mr. DiSalvo is our sole officer and director.

     (2) Mr. DiSalvo is the beneficial owner of 16,472 shares of our common stock issued in the name of California Brokerage Services, Inc., which is a personal holding company for Mr. DiSalvo's investments. Mr. DiSalvo is the sole stockholder, officer and director of California Brokerage Services, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Changes of Control

     On September 10, 1993, our then principal stockholders, David Goodnight, C. Jack Bean, Matt Heinzelmann, K. David Beardsley and Angel Generes agreed to exchange all of their respective shares of our capital stock for 126,192 shares of common stock of Sea Pride Industries, Inc., a privately held Delaware corporation ("Sea Pride") of which John D. Ericsson was the principal stockholder and president. Also on September 10, 1993, we changed our name to Sea Pride, David Goodnight, Matt Heinzelmann and K. David Beardsley resigned as our officers and directors, and John D. Ericsson was elected as our president, treasurer and sole director. Mr. Ericsson served in these capacities until June 7, 2000 when Mark A. DiSalvo acquired control of our company. The exchange of shares was the result of arms length negotiations. John D. Ericsson owned approximately 24,972 shares, or approximately 75.69% of our issued and outstanding stock.

     On June 7, 2000, our then principal stockholder, sole officer and director, John D. Ericsson, sold 16,472 shares of our common stock to California Brokerage Services, Inc. and 8,500 shares to Robert M. Kern, our general counsel. Mark DiSalvo, our sole officer, director and principal shareholder is the sole stockholder, officer and director of California Brokerage Services, Inc. Also, on June 7, 2000, John D. Ericsson resigned as an officer and director and Mr. DiSalvo was elected as our sole officer and director. The purchase of our shares by California Brokerage Services, Inc. and Robert M. Kern was the result of arms length negotiations between the parties. After this transaction, California Brokerage Services, Inc., owned a total of 16,472 shares, or approximately 50% of our issued and outstanding stock.

     In order to raise working capital, on April 25, 2001, we sold 2,000,000 shares of our common stock to Mark A. DiSalvo for $20,000 or $.01 per share. The purchase price paid for our shares by Mr. DiSalvo was based on the $0.01 per share par value of our common stock. Mr. DiSalvo currently is the beneficial owner of 2,016,472 shares of our common stock, or approximately 99.2% of our issued and outstanding stock.

Indemnification of Officers and Directors

     As authorized by Section 145 of the General Corporation Law of the State of Delaware, or DGCL, provides that each of our directors and officers may be indemnified by us against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with the defense or settlement of any threatened, pending or completed legal proceedings in which he is involved by reason of the fact he is or was a director or officer of our company if he acted in good faith and in a manner that he reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, if he had no reasonable cause to believe that his conduct was unlawful. If the legal proceeding, however, is by or in the right of our company, the director or officer may not be indemnified in respect of any claim, issue or matter as to which he shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to our company unless a court determines otherwise.

     Our Certificate of Incorporation provides that a director of our company shall not be personally liable to our company or our stockholders for monetary damages for breach of fiduciary duty as a director, except as limited by the DGCL. Our Bylaws provide for the indemnification of our directors or officers and our employees and agents under certain circumstances. We intend these provisions to provide indemnification for appropriate persons to the fullest extent permitted by law.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers or control persons pursuant to the foregoing provisions, we have been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Conflicts of Interest

     Our sole officer and director will devote only a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the his other business and investment activities. These conflicts may require that we attempt to employ additional personnel.

     Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the our current principal stockholder to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-KSB.

a. The Exhibits listed below are filed as part of this Annual Report.

Exhibit  Document
No.
3.1 Articles of Incorporation (incorporated by reference to Exhibit No. 3(a) to Form S-1 filed with the Securities and Exchange Commission on our behalf on January 24, 1989)

3.2 Bylaws (incorporated by reference to Exhibit No. 3(b) to Form S-1 filed with the Securities and Exchange Commission on our behalf on January 24, 1989)

3.3 Certificate of Amendment of Certificate of Incorporation filed August 18, 1997 (Incorporated by reference to Form 10-KSB for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission).

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

     We filed no reports on Form 8-KSB during the last quarter of our fiscal year ending October 31, 2001.


Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


GUMP & COMPANY,  INC.


By:    /s/ Mark DiSalvo
     -----------------------------------------------
     Mark DiSalvo
     President, Chief Financial Officer and Director


Date: January 23, 2002