Form 10QSB
period 2002-01-31
GUMP & CO INC
filed 2002-02-25
CIK 845874

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE 3-MONTH PERIOD ENDED January 31, 2002

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

     Although our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol "GMPP" since February 1, 2001, there have been no trades in our common stock and there currently exists no public market for our stock. As of February 21, 2002 nonaffiliates had 16,729 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,033,201 as of February 21, 2002.



Transitional  Small  Business  Disclosure  Format:   YES [ ]     NO [X]

                                   Form 10-QSB

                                     PART I

Item  1 - Financial Statements

                              FINANCIAL STATEMENTS

                              GUMP & COMPANY, INC.
                          (A development stage company)

                          Index to Financial Statements

              For the Three Months Ended January 31, 2002 and 2001
            and for the period September 28, 1988 (date of inception)
                               to January 31, 2002
                                   (Unaudited)



Financial Statements:

         Balance Sheets........................................................3

         Statements of Operation...............................................4

         Statements of Stockholders' Equity....................................5

         Statements of Cash Flows..............................................6

         Notes to Financial Statements.......................................7-9


                              GUMP & COMPANY, INC.
                          (A development stage company)

                                 Balance Sheets




                                     ASSETS
                                     ------


                                                          January 31,    October 31,
                                                              2002           2001
                                                          (Unaudited)     (Audited)
                                                          -----------    -----------
Current Assets:

    Cash                                                  $    17,692    $    17,692
                                                          -----------    -----------

         Total Current Assets and Assets                       17,692         17,692
                                                          -----------    -----------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Due to Stockholder                                          1,581            714
                                                          -----------    -----------

         Total Current Liabilities                              1,581            714

Stockholders' Equity
  Preferred Stock - $.01 par value,
  Authorized - 2,000,000 shares
  Issued - None
  Common Stock - $.01 par value,
  Authorized - 20,000,000 shares
  Issued - 2,033,201 shares at January 31, 2002
  and October 31, 2001                                         20,332         20,332

    Additional paid-in-capital                                 36,605         36,605

    Accumulated deficit during
         development stage                                    (40,826)       (39,959)
                                                          -----------    -----------

         Total Stockholders' Equity                            16,111         16,978
                                                          -----------    -----------

         Total Liabilities and Stockholders' Equity       $    17,692    $    17,692
                                                          ===========    ===========



The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                            Statements of Operations

              For the Three Months Ended January 31, 2002 and 2001
            and for the period September 28, 1988 (date of inception)
                         to January 31, 2002
                                  (Unaudited)
                                  -----------




                                     Three Months             Since
                                  2002           2001       Inception
                              -----------    -----------   -----------

Revenues                      $         0    $         0   $         0

Expenses                              867              0        40,826
                              -----------    -----------   -----------

Net Income (loss)             $      (867)   $         0   $   (40,826)
                              -----------    -----------   -----------

Net Income (loss) per share           nil            nil           nil
                              -----------    -----------   -----------

Weighted average number of
outstanding shares              2,033,201         33,201     2,033,201
                              -----------    -----------   -----------

















The accompanying notes are an integral part of the financial statements.




                              GUMP & COMPANY, INC.
                          (A development stage company)

                       Statements of Stockholders' Equity

                                January 31, 2002
                                   (Unaudited)




                                                                                                           Total
                                                                       Additional                      Stockholders'
                                             Common Stock                Paid-In-      Accumulated        Equity
                                        Shares           Amount          Capital         Deficit         (Deficit)
                                    -------------    -------------    -------------   -------------    -------------

Balance October 31, 2000                   33,201    $         332    $      36,605   $     (36,937)   $           0

Issuance of common stock for cash       2,000,000           20,000           20,000

Net loss                                   (3,022)          (3,022)
                                    -------------    -------------    -------------   -------------    -------------

Balance October 31, 2001                2,033,201    $      20,332    $      36,605   $      39,959)   $      16,978

Net loss                                     (867)            (867)
                                    -------------    -------------    -------------   -------------    -------------

Balance January 31, 2002                2,033,201    $      20,332    $      36,605   (   $  40,826)   $      16,111
                                    -------------    -------------    -------------   -------------    -------------






The accompanying notes are an integral part of the financial statements.



                              GUMP & COMPANY, INC.
                          (A development stage company)

                            Statements of Cash Flows

              For the Three Months Ended January 31, 2002 and 2001
            and for the period September 28, 1988 (date of inception)
                               to January 31, 2002
                                   (Unaudited)








                                                               Three Months         Since
                                                              2002         2001   Inception
                                                         ---------    ---------   ---------
Cash Flows from operating activities:
    Net income (loss)                                    $    (867)   $       0   $ (40,826)
    Adjustments to reconcile net income (loss) to
      net cash provided (used in) operating activities
    Issuance of stock for bonus and legal services               0            0       4,250
    Increase in due to stockholder                             867            0       1,581
                                                         ---------    ---------   ---------

Cash provided by (used in) operating activities                  0            0     (34,995)
                                                         ---------    ---------   ---------

Cash Flows from Investing Activities:                            0            0           0

Cash Flows from Financing Activities:

Proceeds from capital contributions                              0            0      21,937

Proceeds from issuance of common stock                           0            0      30,750
                                                         ---------    ---------   ---------

Net Cash provided by Financing Activities                        0            0      52,687
                                                         ---------    ---------   ---------

Net Increase (Decrease) in cash                                  0            0      17,692

Cash at beginning of years and period                       17,692            0           0
                                                         ---------    ---------   ---------

Cash at end of period                                    $  17,692    $       0   $  17,692
                                                         ---------    ---------   ---------



The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                          Notes to Financial Statements

                           January 31, 2002, and 2001
            and for the Period September 28, 1988 (date of inception)
                               to January 31, 2002
                               -------------------




1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     -------------------------------------------------------------------

     A.   Organization and Business
          The Company was incorporated on September 28, 1988 under the laws of the State of Delaware under the name of Brian Capital, Inc. On September 15, 1993, the Company changed its name to Sea Pride Industries, Inc. On August 18, 1997, the Company changed its name to GUMP & COMPANY, INC. The Company is registered with the Securities and Exchange Commission.

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

                              GUMP & COMPANY, INC.
                          (A development stage company)

                     Notes to Financial Statements continued

                           January 31, 2002, and 2001
            and for the Period September 28, 1988 (date of inception)
                               to January 31, 2002



     B.   Loss Per Share
     -------------------
     Loss per share of common stock is computed using the weighted number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

     C.   Development Stage Company
     ------------------------------
     The Company is an enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any significant business other than organizational efforts.

     D.   Impairments of Long Lived Assets
     -------------------------------------
     The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets; the assets are adjusted to their fair values. No adjustment to the carrying values of the assets has been made.

     E.   Statement of Cash Flows
     ----------------------------
     Supplemental disclosure of cash flow information is as follows:

     Cash paid during the period September 28, 1988 to January 31, 2002.

                  Interest                           0
                  Income taxes                       0

     F.   Use of Estimates
     ---------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.

     G.   Management Representation
     ------------------------------
     The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. They include all adjustments deemed necessary in order to make the financial statements not misleading. Management represents that these financial statements conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                     Notes to Financial Statements continued

                           January 31, 2002, and 2001
            and for the Period September 28, 1988 (date of inception)
                               to January 31, 2002



     H.   Research and Development
     -----------------------------
     Research  and  development   expenditures  are  charged  to  operations  as
     incurred. The Company has not incurred costs of this nature through January 31, 2002.


2.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At January 31, 2002 the fair value of cash, and due to stockholder approximated carrying values because of the short-term nature of these instruments.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended January 31, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993. The statements in this
Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties.

Plan of Operation

     From our inception in 1988 through January 31, 2002, as a development stage company, we have generated no revenues and had an accumulated deficit during our development stage of $40,826. Accordingly, our financial results, from inception to January 31, 2002, are not meaningful as an indication of future operations. We do not anticipate a significant change in our results of operation until such time as an acquisition or business combination is consummated.

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

     Our balance sheet at January 31, 2002 reflects current assets of $17,692 and current liabilities in the amount of $1,581. Accordingly, we may be required to raise additional funds from private investors, or our principal stockholder may be required to advance funds, in order to pay our current liabilities and to satisfy our cash requirements for the next twelve months.

Our Liquidity and Capital Resources

     As of January 31, 2002, we had $17,692 in cash and cash equivalents. To date, we have had negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. Until an acquisition or merger transaction is completed, we do not expect to generate any revenues. Even if we consummate an acquisition, we may not sustain or increase revenues on a quarterly or annual basis in the future. We may need to raise up to $100,000 to cover expenses associated with maintaining our reporting status under the Exchange Act, including legal and accounting expenses, general corporate maintenance and evaluating business opportunities, including the retention of consultants to help evaluate such prospects. We anticipate that capital will be raised through the sale of our debt or equity securities or from loans to us by our sole officer and director. We cannot be certain that any required financing will be available on terms favorable to us or that our sole officer and director will fund our additional operations expenses. If funds are raised by the issuance of our equity securities, then existing stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of our common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations or ever implement our business plan.


PART II - OTHER INFORMATION

None.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GUMP & COMPANY, INC.

Date:  February 22, 2002


By:  /s/  Mark A. DiSalvo
- -----------------------
Mark A. DiSalvo
President, Chief Executive Officer and Chief Financial Officer

INDEX  TO  EXHIBITS

     The Exhibits listed below are filed as part of this Report on Form 10-QSB.

Exhibit
  No.           Document
--------  ---------------------------------------------

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