Form 10QSB
period 2002-04-30
GUMP & CO INC
filed 2002-05-21
CIK 845874

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  APRIL, 30 2002

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION  PERIOD           .
                                          -----------

COMMISSION  FILE  NO.     33-26616
                          --------

                              GUMP & COMPANY, INC.

              (Exact Name of Small Business Issuer in its Charter)


              Delaware                                      75-2256798
              --------                                      ----------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

          1001 Corbett Canyon
           Arroyo Grande, CA                                   93420
---------------------------------------                      --------
(Address of principal executive office)                      Zip Code

                   192 Searidge Court, Shell Beach, CA 93449
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Issuer's  telephone  number:    (805) 489-6688
                                --------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Although our common stock has been eligible for quotation on the OTC Bulletin Board under the symbol "GMPP" since February 1, 2001, there have been no trades in our common stock and there currently exists no public market for our stock. As of May 20, 2002 nonaffiliates had 216,729 shares of which there is either a nominal or zero market value.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,633,201 as of May 20, 2002.

Transitional  Small  Business  Disclosure  Format:  YES  [ ]     NO  [X]

                                 Form 10-QSB

                                   PART I

Item  1  -  Financial  Statements

GUMP & COMPANY, INC.

     Index  to  Financial  Statements

     For  the  Six  Months  Ended  April  30,  2002  and
     the  Years  Ended  October  31,  2001,  2000  and  1999
     -------------------------------------------------------


Financial  Statements:

     Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

     Statements  of  Operations . . . . . . . . . . . . . . . . . . . . . . .4

     Statements  of  Stockholders'  Equity. . . . . . . . . . . . . . . . . .5

     Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . .6

     Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . . . .7-9


GUMP & COMPANY, INC.
                          (A development stage company)

                                 Balance Sheets


                                     ASSETS
                                     ------


                                                         April 30, 2002     October 31, 2001
                                                           (Unaudited)          (Audited)
                                                        ----------------    ----------------
Current Assets:

    Cash                                                $         16,333    $         17,692
                                                        ----------------    ----------------

         Total Current Assets and Assets                          16,333              17,692
                                                        ----------------    ----------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
    Due to Stockholder                                             1,581                 714
                                                        ----------------    ----------------

         Total Current Liabilities                                 1,581                 714

Stockholders' Equity
    Preferred Stock - $.01 par value,
    Authorized - 2,000,000 shares
    Issued - None
    Common Stock - $.01 par value,
    Authorized - 20,000,000 shares
    Issued - 2,033,201 shares at April 30, 2002
    and October 31, 2001                                          20,332              20,332

    Additional paid-in-capital                                    36,605              36,605

    Accumulated deficit during
         development stage                                       (42,185)            (39,959)
                                                        ----------------    ----------------

         Total Stockholders' Equity                               14,752              16,978
                                                        ----------------    ----------------

         Total Liabilities and Stockholders' Equity     $         16,333    $         17,692
                                                        ----------------    ----------------



    The accompanying notes are an integral part of the financial statements.


                              GUMP & COMPANY, INC.
                          (A development stage company)

                            Statements of Operations

                For the Three and Six Months Ended April 30, 2002
       and 2001 and for the period September 28, 1988 (date of inception)
                                to April 30, 2002
                                   (Unaudited)
                                   -----------




                                     Three Months                  Six Months
                              --------------------------   --------------------------       Since
                                  2002           2001          2002           2001        Inception
                              -----------    -----------   -----------    -----------    -----------

Revenues                      $         0    $         0   $         0    $         0    $         0

Expenses                            1,359            163         2,226            163         42,185
                              -----------    -----------   -----------    -----------    -----------

Net Income (loss)             $    (1,359)   $       163   $    (2,226)   $      (163)   $   (42,185)
                              -----------    -----------   -----------    -----------    -----------

Net Income (loss) per share           nil            nil           nil            nil            nil
                              -----------    -----------   -----------    -----------    -----------



Weighted average number of
outstanding shares              2,033,201      2,033,201     2,033,201      2,033,201      2,033,201
                              -----------    -----------   -----------    -----------    -----------





    The accompanying notes are an integral part of the financial statements.


                              GUMP & COMPANY, INC.
                          (A development stage company)

                       Statements of Stockholders' Equity

                                 April 30, 2002
                                   (Unaudited)
                                   -----------




                                                                                                  Total
                                                                  Additional                  Stockholders'
                                         Common   Stock            Paid-In-     Accumulated      Equity
                                       Shares         Amount        Capital       Deficit       (Deficit)
                                    -----------    -----------    -----------   -----------    -----------
Balance October 31, 2000                 33,201    $       332    $    36,605   $   (36,937)   $         0

Issuance of common stock for cash     2,000,000         20,000                                      20,000

Net loss                                                                             (3,022)        (3,022)
                                    -----------    -----------    -----------   -----------    -----------

Balance October 31, 2001              2,033,201    $    20,332    $    36,605   $   (39,959)   $    16,978

Net loss                                                                             (2,226)        (2,226)
                                    -----------    -----------    -----------   -----------    -----------

Balance April 30, 2002                2,033,201    $    20,332    $    36,605    ($  42,185)   $    14,752
                                    ===========    ===========    ===========   ===========    ===========





    The accompanying notes are an integral part of the financial statements.


                              GUMP & COMPANY, INC.
                          (A development stage company)

                            Statements of Cash Flows

                For the Three and Six Months Ended April 30, 2002
                 and 2001 and for the period September 28, 1988
                               (date of inception)
                                to April 30, 2002
                                   (Unaudited)
                                   -----------


                                                              Three Months              Six Months
                                                                                                              Since
                                                           2002         2001         2002         2001       Inception
                                                         ---------    ---------    ---------    ---------    ---------

Cash Flows from operating activities:
    Net income (loss)                                    $  (1,359)   $    (163)   $  (2,226)   $    (163)   $ (42,185)
    Adjustments to reconcile net income (loss) to
      net cash provided (used in) operating activities
    Issuance of stock for bonus and legal services               0            0            0            0        4,250
    Increase in due to stockholder                               0            0          867            0        1,581
                                                         ---------    ---------    ---------    ---------    ---------

Cash provided by (used in) operating activities             (1,359)        (163)      (1,359)        (163)     (36,354)
                                                         ---------    ---------    ---------    ---------    ---------

Cash Flows from Investing Activities:
    None                                                         0            0            0            0            0
                                                         ---------    ---------    ---------    ---------    ---------

Cash Flows from Financing Activities:
    Proceeds from capital contributions                          0            0            0            0       21,937
    Proceeds from issuance of common stock                       0       20,000            0       20,000       30,750
                                                         ---------    ---------    ---------    ---------    ---------

Net Cash provided by Financing Activities                        0       20,000            0       20,000       52,687
                                                         ---------    ---------    ---------    ---------    ---------

Net Increase (Decrease) in cash                             (1,359)      19,837       (1,359)      19,837       16,333

Cash at beginning of periods                                17,692            0       17,692            0            0
                                                         ---------    ---------    ---------    ---------    ---------

Cash at end of year                                      $  16,333    $  19,837    $  16,333    $  19,837    $  16,333
                                                         ---------    ---------    ---------    ---------    ---------




    The accompanying notes are an integral part of the financial statements.

                              GUMP & COMPANY, INC.
                          (A development stage company)

                          Notes to Financial Statements

                            April 30, 2002, and 2001
            and for the Period September 28, 1988 (date of inception)
                                to April 30, 2002
                                -----------------




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

                              GUMP & COMPANY, INC.
                          (A development stage company)

                     Notes to Financial Statements continued

                            April 30, 2002, and 2001
            and for the Period September 28, 1988 (date of inception)
                                to April 30, 2002
                                -----------------



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

          Cash paid during the period September 28, 1988 to April 30, 2002.

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

                              GUMP & COMPANY, INC.
                          (A development stage company)

                     Notes to Financial Statements continued

                            April 30, 2002, and 2001
            and for the Period September 28, 1988 (date of inception)
                                to April 30, 2002
                                -----------------



2.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
     The Company has used market information for similar instruments and applied judgment to estimate fair value of financial instruments. At April 30, 2002 the fair value of cash, and due to stockholder approximated carrying values because of the short-term nature of these instruments.


3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     The Company is not presently involved in any litigation.


4.   INCOME TAXES
     ------------
     The Company presently owes no income taxes.

5.   CONSULTING AND/OR SERVICE AGREEMENTS
     ------------------------------------
     During the period April 17, 2002 through April 26, 2002, the company entered into three consulting and/or service agreements. The compensation of these agreements, for services rendered, will be the issuance of 600,000 shares of common stock at its par value for a total of $6,000. The terms of the agreements range from 30 days to six months.

6.   REGISTRATION STATEMENT
     ----------------------
     On April 24, 2002, the Company filed Form S-8 with the Securities and Exchange Commission to register 600,000 shares of common stock, pursuant to an Employee/Consultant Stock Plan 2002, to be issued for employee and consulting services. No stock was issued prior to April 30, 2002.

7.   SUBSEQUENT EVENTS
     -----------------
     On May 15, 2002, in accordance with a Board of Directors resolution dated April 26, 2002, 600,000 shares of the common stock of the Company were issued to three individuals in accordance with the terms of the stock option agreements in exchange for services rendered.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-KSB and the consolidated financial statements for the years ended October 31, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, and 1993. The statements in this
Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties.

Plan of Operation

     From our inception in 1988 through April 30, 2002, as a development stage company, we have generated no revenues and had an accumulated deficit during our development stage of $42,105. Accordingly, our financial results, from inception to April 30, 2002, are not meaningful as an indication of future operations. We do not anticipate a significant change in our results of operation until such time as an acquisition or business combination is consummated.

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

     Our balance sheet at April 30, 2002 reflects current assets of $16,333 and current liabilities in the amount of $1,581. Accordingly, we may be required to raise additional funds from private investors, or our principal stockholder may be required to advance funds, in order to pay our current liabilities and to satisfy our cash requirements for the next twelve months.

Our Liquidity and Capital Resources

     As of April 30, 2002, we had $16,333 in cash and cash equivalents. To date, we have had negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. Until an acquisition or merger transaction is completed, we do not expect to generate any revenues. Even if we consummate an acquisition, we may not sustain or increase revenues on a quarterly or annual basis in the future. We may need to raise up to $100,000 to cover expenses associated with maintaining our reporting status under the Exchange Act, including legal and accounting expenses, general corporate maintenance and evaluating business opportunities, including the retention of consultants to help evaluate such prospects. We anticipate that capital will be raised through the sale of our debt or equity securities or from loans to us by our sole officer and director. We cannot be certain that any required financing will be available on terms favorable to us or that our sole officer and director will fund our additional operations expenses. If funds are raised by the issuance of our equity securities, then existing stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of our common stock. If additional funds are raised by our issuance of debt instruments, we may be subject to certain limitations on our operations. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our operations or ever implement our business plan.

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

     To date the Company's primary activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has no commercial operations. The Company has no employees and owns no real estate. The Company has no operating income and as of April 30, 2001, its only asset is cash in the amount of $16,333.

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

Current  Assets
Current assets of $16,333 at April 30, 2002 was $1,359 less than the January 31, 2002 amount. This decrease reflects funds used for operations during the quarter.

Expenses
Expenses of $1,359 for the quarter ended April 30, 2002 exceeded the January 31, 2002 Amount by $492. This increase reflects increased funds used for operations during the quarter.

Net Loss
Net Loss of $1,359 for the quarter ended April 30, 2002 exceeded the January 31, 2002 Amount by $492. This increase reflects increased funds used for operations during the quarter.

PART  II  -  OTHER  INFORMATION

Item  5.  Other Information

On April 20, 2002, the Board of Directors approved a resolution to enter into a consulting agreement with Kevin B. Halter for 100,000 shares of the Company's stock. The stock was registered in the Form S-8 referenced above and is incorporated by reference to this Form 10-QSB and made a part hereof.


On April 26, 2002, the Board of Directors approved a resolution to issue Mark A. DiSalvo 400,000 shares of the Company's stock as compensation for services as President and CEO of the Company. The stock was registered in a Form S-8 filed on April 24 2002, and is incorporated by reference to this Form 10-QSB and made a part hereof.


On April 26, 2002, the Board of Directors approved a resolution to enter into a consulting agreement with Robert M. Kern for 100,000 shares of the Company's stock. The stock was registered in the Form S-8 referenced above and is incorporated by reference to this Form 10-QSB and made a part hereof.


Item  6.  Exhibits  and  Reports  on  Form  8-K

See Exhibits and Exhibit Index below.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUMP & COMPANY, INC.

Date:  May 21, 2002

By:  /s/  Mark A.  DiSalvo
--------------------------
Mark A.  DiSalvo
President, Chief Executive Officer and Chief Financial Officer

                                INDEX TO EXHIBITS

     The Exhibits listed below are filed as part of this Report on Form 10-QSB.

Exhibit
  No.           Document
-------  ---------------------------------------------
2.1 Articles of Incorporation (incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on behalf of the Company on January 26, 1989)
2.2 Bylaws (incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on behalf of the Company on January 26, 1989)
2.3 Certificate of Amendment of Certificate of Incorporation filed September 2, 1997. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
2.4 Certificate of Amendment of Certificate of Incorporation filed September 27, 1993. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
3.1 Specimen Stock Certificate (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on behalf of the Company on July 3, 2000)
10.1 Employee/Consultant Stock Plan 2002 to (4/24/02) (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on behalf of the Company on April 24, 2002)
10.2 Consulting Agreement dated April 26, 2002 by and between Robert M. Kern and the Company.
10.3 Services Agreement dated April 26, 2002, by and between Mark A. DiSalvo and the Company
10.4 Consulting Agreement April 17, 2002, by and between Kevin B. Halter, Jr. and the Company.