Form 10-Q
period 2002-06-30
CRD HOLDINGS INC
filed 2002-08-19
CIK 845874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 33-26616

                               CRD HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




             Delaware                                   75-2256798
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                         5808 SEPULVEDA BLVD., SUITE 502
                           VAN NUYS, CALIFORNIA 91411
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (818) 909-7425

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                 ---    ---

As of August 14, 2002, there were 8,583,500 shares outstanding of the registrant's common stock, $0.001 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
               June 30, 2002 (unaudited) and December 31, 2001.................3

         Consolidated Statements of Operations
             Three and Six months ended June 30, 2002 and 2001 (unaudited).....4

         Consolidated Statements of Cash Flows
               Six months ended June 30, 2002 and 2001 (unaudited).............5

         Notes to Consolidated Financial Statements ...........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........14


                      PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

         Signatures...........................................................16


                               CRD HOLDINGS, INC.
                    (FORMERLY KNOWN AS GUMP & COMPANY, INC.)
              (A MAJORITY OWNED SUBSIDIARY OF MAII HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                                                2002            2001
                                                                                           ------------    ------------

ASSETS
Current assets:

    Cash and cash equivalents, including $2,000,000 of restricted cash .................   $  2,207,710    $    193,328

    Accounts receivable, net of allowance for doubtful accounts of $467,343 and $373,609      1,043,612         693,960

    Other receivables, net of allowance for doubtful accounts of $323,682 and $0 .......      2,155,695       1,129,837

    Revenue generating equipment .......................................................     18,803,088      11,428,698


    Prepaid expenses and other current assets ..........................................        156,216          39,879
                                                                                           ------------    ------------
          Total current assets .........................................................     24,366,321      13,485,702

Property and Equipment, net ............................................................        646,854         507,053

Goodwill ...............................................................................     12,230,023      11,535,155

Deposits ...............................................................................        362,704         319,671
                                                                                           ------------    ------------
          Total assets .................................................................   $ 37,605,902    $ 25,847,581
                                                                                           ============    ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

    Lines of credit ....................................................................   $ 16,558,024    $  9,392,866

    Current portion of capital lease obligations .......................................         23,706          23,706

    Accounts payable and accrued expenses ..............................................      1,994,270       1,592,417

    Notes payable ......................................................................        191,517            --

    Loan from parent ...................................................................      7,815,860       3,444,364

    Loan from officer ..................................................................        225,000            --
                                                                                           ------------    ------------
          Total current liabilities ....................................................     26,808,377      14,453,353

Capital lease obligations, net of current portion ......................................         41,792          53,445
                                                                                           ------------    ------------
           Total liabilities ...........................................................     26,850,169      14,506,798
                                                                                           ------------    ------------
Commitments:

Shareholders' Equity

   Preferred stock, $0.01 par value, $10,000,000 shares authorized, no shaares issued
        or outstanding                                                                               --              --

   Common stock, $0.001 par value, 40,000,000 shares authorized; 8,583,500 and
        8,250,000 shares issued and outstanding, respectively ..........................          8,583           8,250

   Additional paid-in capital ..........................................................     12,250,471      12,250,804

   Accumulated deficit .. ..............................................................     (1,503,321)      (918,271)


                                                                                           ------------    ------------
           Total shareholders' equity ..................................................     10,755,733      11,340,783
                                                                                           ------------    ------------
           Total liabilities and shareholders' equity ..................................   $ 37,605,902    $ 25,847,581
                                                                                           ============    ============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                               CRD HOLDINGS, INC.
                    (FORMERLY KNOWN AS GUMP & COMPANY, INC.)
              (A MAJORITY OWNED SUBSIDIARY OF MAII HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
               AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30                      JUNE 30
                                                                   2002          2001           2002           2001
                                                              ------------   -----------   ------------    -----------

Net revenue ...............................................   $  7,669,624   $      --     $ 11,808,343    $      --
Cost of revenues ..........................................      5,076,263          --        7,783,770           --
                                                              ------------   -----------   ------------    -----------
Gross profit ..............................................      2,593,361          --        4,024,573           --

Costs and expenses:
  Salaries and benefits ...................................      1,365,862          --        2,424,914           --
  Selling, general and
     administrative .......................................      1,116,776          --        2,184,709           --

                                                              ------------   -----------   ------------    -----------

      Operating income (loss) .............................        110,723          --         (585,050)          --

Other (income) expense:
  Interest income and other,
     net ..................................................           --                                          --

                                                              ------------   -----------   ------------    -----------

Net income (loss) .........................................   $    110,723   $      --     $   (585,050)   $      --
                                                              ============   ===========   ============    ===========

Net income (loss) per share (basic) .......................   $       0.01   $      --     $      (0.07)   $      --
                                                              ============   ===========   ============    ===========
Net income (loss) per share (diluted) .....................   $       0.01   $      --     $      (0.07)   $      --
                                                              ============   ===========   ============    ===========

Weighted average number of common shares (in thousands)
(basic) ...................................................          8,290         8,250          8,270          8,250
                                                              ============   ===========   ============    ===========
Weighted average number of  common shares (in  thousands)
(diluted) .................................................          8,290         8,250          8,270          8,250
                                                              ============   ===========   ============    ===========

              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


                               CRD HOLDINGS, INC.
                    (FORMERLY KNOWN AS GUMP & COMPANY, INC.)
              (A MAJORITY OWNED SUBSIDIARY OF MAII HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                   2002            2001
                                                                              ------------    ------------

 Cash flows from operating activities:
   Net income (loss) from continuing operations ...........................   $   (585,050)   $       --
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Provision for doubtful accounts .....................................        356,261            --
      Depreciation and amortization .......................................      1,912,954            --

       (Increase) decrease in:
          Accounts receivable .............................................       (382,231)           --
          Other receivables ...............................................       (540,138)           --

          Prepaid expenses and other current assets .......................       (116,337)           --
          Deposits ........................................................        (43,033)           --
        (Increase) decrease in:
         Accounts payable and accrued expenses ............................        257,639            --
                                                                              ------------    ------------
 Net cash provided by (used in) operating activities ......................        860,065            --

  Cash flows from investing activities:
      Property and equipment purchases ....................................       (211,554)           --
      Sale of revenue generating equipment ................................       4,526,813           --
      Purchase of revenue generating equipment ............................     (3,336,180)           --
      Loan from parent ....................................................       2,157,572           --
      Loan from officer ...................................................         225,000           --
                                                                              -------------   ------------
Net cash used in investing activities .....................................       3,361,651           --

 Cash flows from financing activities:
      Payments on line of credit ..........................................     (2,253,927)           --
      Proceeds from loan ..................................................         80,000            --
      Payments on loans ...................................................        (21,754)
      Payments on capital lease obligations ...............................        (11,653)           --
                                                                               ------------   ------------
 Net cash provided by ( used in) financing activities .....................     (2,207,334)           --
                                                                               ------------   ------------
 Net increase (decrease) in cash and cash equivalents .....................      2,014,382            --

Cash and cash equivalents at beginning of period ..........................        193,328            --
                                                                              ------------    ------------
Cash and cash equivalents at end of period ................................   $  2,207,710    $       --
                                                                              ============    ============


Supplemental schedule of noncash investing and financing activities-
   revenue generating equipment financed through line of credit ...........   $ 11,082,370    $       --

   revenue generating equipment financed with working capital provided by
     a parent..............................................................   $  2,213,924    $       --

   vehicles sold with payment terms .......................................   $    676,131    $       --


               SEE NOTES TO THE FINANCIAL STATEMENTS.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         CRD Holdings, Inc., formerly Gump & Company, Inc., was originally incorporated on September 28, 1988 under the laws of the State of Delaware under the name of Brian Capital, Inc. On September 15, 1993, Brian Capital, Inc. changed its name to Sea Pride Industries, Inc. On August 18, 1997, Sea Pride Industries, Inc. changed its name to Gump & Company, Inc. and on June 12, 2002 Gump & Company, Inc. changed its name to CRD Holdings, Inc. (the "Company") as part of the transaction with Car Rental Direct, Inc., discussed below.

         The Company was organized as a publicly held corporation to pursue a business combination with a privately held entity believed to have growth and profit potential, irrespective of the industry in which it is engaged.

         Car Rental Direct, Inc. ("CRD"), a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada on September 22, 1999 and is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently owns and operates 28 daily rental locations, four satellite locations, and one wholesale used car facility in California, Arizona and Nevada. CRD facilities are located within strip malls as well as in free-standing buildings, hotels and car dealerships. CRD has 170 employees and owns and operates a fleet of approximately 2,300 cars.

         CRD uses a wide variety of makes and models of cars for daily rental purposes, nearly all of which are current year or the previous year's models. CRD rents cars on a daily, weekend, weekly or monthly basis, with rental charges computed on a limited or unlimited mileage rate, or on a time rate plus a mileage charge. CRD rates vary at different locations depending on local market, competitive and cost factors, and virtually all rentals are made utilizing rate plans under which the customer is responsible for gasoline used during the rental.

         On June 12, 2002, the Company entered into an Agreement and Plan of Merger whereby it acquired all of the outstanding common stock of CRD from CRD's parent, MAII Holdings, Inc. ("MAII"),in exchange for an aggregate of 8,250,000 shares of newly issued common stock. For accounting purposes, the transaction has been treated as a recapitalization of CRD, with CRD as the accounting acquirer (reverse acquisition), and has been accounted for in a manner similar to a pooling of interests. The operations of the Company have been included with those of CRD from the acquisition date. After this transaction MAII owned approximately 96% of the issued and outstanding common stock of the Company. The Company had minimal assets and liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented. The Company has changed its year-end to December 31, as part of the merger with CRD.

         In connection with the transaction, the Company also amended and restated its Certificate of Incorporation to: (i) increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 40,000,000 and to decrease the par value of the Company's Common Stock from $0.01 per share to $0.001 per share; and (ii) increase the number of authorized shares of the Company's Preferred Stock from 2,000,000 to 10,000,000, with no change in par value.

NOTE 2 - TRANSACTIONS

         On May 1, 2002, CRD entered into an agreement ("Asset Purchase Agreement") to acquire substantially all of the operating assets of a Discount Rent-A-Car franchisee ("Seller"). The closing is subject to the obtaining of certain assignments and other conditions. In conjunction with the Asset Purchase Agreement, CRD has entered into an operating agreement ("Operating Agreement") with Seller to operate the Seller's business. The Operating Agreement is effective May 1,2002 and will be terminated upon the closing or termination of the Asset Purchase Agreement. As of August 19, 2002, the closing of this acquisition has not yet occurred and the assets and liabilities of the Seller have not been transferred to the Company. Upon closing of the Asset Purchase Agreement, the Company expects that between 305 and 405 vehicles will be transferred to the Company.


3. UNAUDITED INTERIM FINANCIAL INFORMATION

         The balance sheet as of June 30, 2002, and the statements of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company without an audit. The December 31, 2001 consolidated balance sheet is derived from the audited balance sheet as of that date. In the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position at June 30, 2002, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         The Company considers cash on hand, deposits in banks, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of these assets approximate fair value due to the short maturity of the investments. On April 19, 2002, the Company increased its line of credit with a lender and was required to reserve $2 million as part of the new credit facility. The $2 million used for the reserve was provided by MAII, the Company's parent and majority shareholder, and is included on the balance sheet in loan from parent. The $2 million reserve is invested in a one month recuring certificate of deposit.

Revenue Recognition

         Revenue consists primarily of fees from vehicle rentals and the sale of related rental products. The Company recognizes revenue over the period in which the vehicles are rented and recognizes revenue on the sale of the vehicles upon execution of a bill of sale.


Revenue Generating Equipment

         Revenue generating equipment consists of rental vehicles that are stated at cost, less accumulated depreciation. The straight-line method is used to depreciate revenue generating equipment to estimated residual values over periods typically ranging from 44 months to 60 months. However, for certain vehicles purchased from a manufacturer that has filed for bankruptcy protection, depreciation was accelerated to 33 months to account for the decline in value of those vehicles. In accordance with industry practice, depreciation expense includes gains and losses on revenue generating vehicle sales in the ordinary course of business and is included as a component of cost of revenues in the accompanying statements of operations. At June 30, 2002, revenue generating equipment was $18,803,088, net of accumulated depreciation of $3,624,037, compared to revenue generating equipment of $11,428,698, net of accumulated depreciation of $4,404,605 at December 31, 2001. Depreciation expense for the three and six months ended June 30, 2002 was $1,034,422 and $1,841,201, respectively.



Property and Equipment

         Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives as follows:

                  Computers and software                5 years
                  Furniture and fixtures                7 years
                  Building improvements                 7 years

         Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.


Self-Insurance Liability

         The Company retains up to $35,000 of risk per claim, plus claims handling expense for its automobile collision liability risks. Costs in excess of this retained risk per claim are insured under various contracts with insurance carriers. The ultimate costs of these retained insurance risks are estimated by management, are based upon historical claims experience, and are adjusted for current trends and changes in claims handling procedures.

Income Taxes

         The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share

         The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

         As of June 30, 2002, there were no securities outstanding that would have an impact on diluted earnings (loss) per share.


Change in Accounting Principle

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. Pursuant to SFAS 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective January 1, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company will test goodwill and intangible assets with indefinite lives for impairment during the fiscal year beginning January 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle.


Recent Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.


5. PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2002 consisted of the following:

                   Computers and software                          $  489,266
                   Furniture and fixtures                             195,824
                   Building improvements                              202,476
                                                                   ----------
                                                                      887,566

         Less accumulated depreciation and amortization               240,712
                                                                   ----------
         TOTAL                                                     $  646,854
                                                                   ==========

         Depreciation and amortization expense for the three and six months ended June, 30 2002 was $37,637, and $71,754, respectively.


6. LINE OF CREDIT

         In January 2002, the Company discovered an additional $798,269 of lines of credit outstanding in connection with the acquisition of CRD, which in turn increased goodwill.

         On April 19, 2002, the Company increased its line of credit with a lender from $10 million to $18 million. Cash of $2 million was restricted for use as collateral for this line of credit.

         As of June 30, 2002, the Company's outstanding line of credit was $16,558,024 compared to $9,392,866 at December 31, 2001. Interest expense for the three and six months ended June 30, 2002 was $230,456 and $379,199, respectively. The lines of credit expire between August 2002 and June 2005.


7. NOTES PAYABLE

         At June 30, 2002 and December 31, 2001, notes payable was $191,517 and $0, respectively. The balance at June 30, 2002 is comprised of a promissory note in the amount of $80,000, bearing no interest, due on demand and a promissory note with an outstanding balance of $111,517 which bears interest at 10% per annum, with monthly payments of $22,864 to be paid over a period of six months, starting on June 1, 2002.


8 - COMMITMENTS

Leases

         The Company leases its office facilities and car rental lots under various operating lease agreements with third parties. In addition, the Company also leases certain computer equipment and software under capital leases. The leases have initial terms of between 18 months and five years and require fixed monthly payments. Rent expense was $238,156 and $414,910 for the three and six months ended June 30, 2002.

8.  RELATED PARTY TRANSACTIONS

Loans from Parent & Officer

         Loans from parent represents money lent to CRD from MAII to purchase revenue generating equipment and for other working capital. At June 30, 2002 and December 31, 2001, loans from parent was $7,815,860 and $3,444,364, respectively. At June 30, 2002 and December 31, 2001, loans from officer was $225,000 and $0, respectively. Loans from parent and officer bear no interest and are due on demand.


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

         Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

         The Company's revenue was generated solely by its wholly owned subsidiary CRD. Revenue from CRD consists primarily of fees from rentals and the sale of related rental products. The Company recognizes revenue over the period in which the vehicles are rented and recognizes revenue on the sale of the vehicles upon execution of a bill of sale.


Three and six months ended June 30, 2002.


         As discussed in the notes to the consolidated financial statements, effective June 12, 2002, pursuant to an Agreement and Plan of Merger dated as of June 12, 2002, Gump & Company, Inc., a Delaware Corporation, subsequently renamed to CRD Holdings, Inc. (the "Company") completed a transaction with MAII Holdings, Inc., a Texas corporation ("MAII"), CRD Acquisition, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("CRD Acquisition"), Car Rental Direct, Inc., a Nevada corporation and a wholly-owned subsidiary of MAII ("Car Rental Direct"), and certain holders of the outstanding capital stock of the Company (the "Merger Agreement"), pursuant to which CRD Acquisition merged with and into CRD (the "Merger"). CRD emerged from the Merger as the surviving corporation and a wholly-owned subsidiary of the Company, with the Company as a majority owned subsidiary of MAII. The Company had no operations prior to the merger. Therefore, the results of operations for the three months and six months ended June 30, 2002 are not comparable to those for the three months and six months ended June 30, 2001.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables list the Company's quarterly financial information for the first two quarters ended March 31, 2002 and June 30, 2002:

                                              2002                  2002
                                     ----------------------  -------------------
                                      First       Second
                                      Quarter     Quarter     Change   % Change
                                     ----------  ---------   --------  --------
Net Revenue  (in millions)           $     4.1   $     7.7   $    3.6      85%
Cost of revenues (in millions)             2.7         5.1        2.4      87%
                                     ---------   ---------   --------
Gross profit (in million)                  1.4         2.6        1.2      81%

Salaries and benefits (in millions)        1.0         1.4        0.4      29%
Selling, general, and
  administration (in millions)             1.1         1.1         --       5%
                                      --------   ---------   --------
Net income (loss) (in millions)      $    (0.7)  $     0.1  $     0.8
                                      ========   =========   ========

Earnings per share:
  Basic                              $   (0.08)  $    0.01
  Diluted                            $   (0.08)  $    0.01
Weighted-average (basic)                 8,250       8,290
Weighted-average (deluted)               8,250       8,290



         NET REVENUES. Net revenues for the three and six months ended June 30, 2002 were $7.7 and $11.8 million, respectively. Net revenues of $7.7 million in the second quarter increased by $3.6 million or 85% from net revenues of $4.1 million in the first quarter. The growth in net revenues is primarily a result of operating nine new offices during the second quarter.

         COST OF REVENUES. Cost of revenues was $5.1 and $7.8 million for the three and six months ended June 30, 2002, which consists primarily of vehicle depreciation, interest on lines of credit, and cost of vehicle sales. Cost of revenues increased by $2.4 million from $2.7 to $5.1 miliion for the first and second quarter in 2002.

         GROSS PROFIT. Gross profit was $2.6 and 4.0 million for the three and six months ended June 30, 2002. Gross profit of $2.6 million in the second quarter increased by $1.2 million or 81% from gross profit of $1.4 million in the first quarter. The increase in gross profit is primarily attributable to expanding CRD's market presence in Arizona under the Operating Agreement as referred to in Note 2.

         SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $1.4 and $2.4 million for the three and six months ended June 30, 2002. Salaries and benefits expense was $1.0 million and $1.4 million in the first and second quarters in 2002, respectively. The increase in salaries and benefits was a result of hiring approximately 40 additional employees in May 2002. As of June 30, 2002, CRD has 170 employees, most on which are full-time.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative was $1.1 and $2.2 million for the three and six months ended June 30, 2002 and remained consistent at $1.1 and $1.1 million in the first and second quarter, respectively. These expenses were primarily insurance expenses, consulting expenses, and expenses associated with the operation of the rental facilities and corporate offices. Also included in selling, general and administrative is facilities expense of $218,333 and $249,932 for the first and second quarter, respectively, consisting primarily of rent and utilities. Additionaly, the provision for uncollectible accounts was $56,131 and ($23,552) for the first and second quarter in 2002, respectively.

         OPERATING INCOME (LOSS). Operating income was $110,000 and a loss of $585,050 for the three and six months ended June 30, 2002.


         BENEFIT FROM INCOME TAXES. For the three and six months ended June 30, 2002, the Company did not record a tax provision as the Company has had net losses to date.

         NET INCOME (LOSS). The Company recorded its first quarterly net profit of $110,000 for the second quarter in 2002 compared to a loss of $695,000 for the first quarter in 2002.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, the Company has an accumulated deficit of $1,503,321.

         CRD currently has a $18,000,000 flooring line with Ford Motor Credit Corporation ("Ford"), which bears interest at a revolving rate equal to the prime rate from time to time plus [such prime rate minus Ford's A-1/P-1 paper note]. As a condition of such flooring line, the Company has pledged to Ford a $2,000,000 certificate of deposit. This flooring line is for the purchase of Ford vehicles for CRD's fleet. As of June 30, 2002, CRD has drawn down approximately $16.6 million under this flooring line. CRD also has loans outstanding for vehicle credit facilities. CRD's flooring line and credit facilities are secured by titles to vehicles purchased with funds from such facilities.

         Net cash provided by operating activities during the six months ended June 30, 2002 was $860,065, primarily from net losses, accounts receivable, other receivables and prepaid expenses offset by depreciation and amortization, provision for doubtful accounts and accounts payable.

         Investing activities provided positive cash flow of $3,361,651. CRD's investing activities are primarily the reciepts from vehicle sales, loans from parent and purchases of revenue generating equipment. For the six months ended June 30, 2002, the sale of revenue generating equipment and loan from parent provided cash flows of $4,526,813 and $2,157,572, repectively, while purchases of revenue generating equipment used $3,336,180.

         Net cash used in financing activites was $2,207,334 for period ending June 30, 2002. CRD's financing activities are primarily the payments on lines of credit used to support the company's vehicle inventory. Payments on fleet lines were $2,253,927 for the six months ended June 30, 2002.

         As a result of the preceding, the net cash increase for the six months ended June 30, 2002 was $2,014,382.

   RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146 " Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3 a liability for an exit cost as defined was recognized at the date of an entity's commitment to an exit plan. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

         As of the date hereof, there are no legal proceedings pending against or involving the Company that in the opinion of management, could have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In connection with the Agreement and Plan of Merger dated as of June 12, 2002, the Company issued 8,250,000 shares of common stock to MAII and 2,291,472 shares of common stock were cancelled.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The holders of approximately 99% of the Company's outstanding comon stock approved, by written consent, (a) the Agreement and Plan of Merger dated as of June 12, 2002 between the Company and MAII; (b) the Company's Amended and Restated Certificate of Incorporation; and (c) and the Company's 2002 Long-Term Incentive Plan, the holders of 99% of the Company's outstanding shares of common stock.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

INDEX TO EXHIBITS

         The  Exhibits  listed  below are  filed as part of this  Report on Form
         10-Q.

Exhibit
No.           Document
-------  ---------------------------------------------

2.1 Agreement and Plan of Merger, dated as of June 12, 2002, by and among MAII Holdings, Inc., a Texas Corporation, Car Rental Direct, Inc., a Nevada corporation, Gump & Company, Inc., a Delaware corporation, CRD Acquisition, Inc., a Nevada corporation, and certain holders of the outstanding capital stock of Gump (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on behalf of the Company on June 19, 2002).

2.2 Reorganization Agreement, dated as of June 12, 2002, by and among Gump & Company, Inc., Mark Disalvo, California Brokerage Services, Inc., Kevin Halter, and Robert M. Kern (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on behalf of the Company on June 19, 2002).

3.1 Amended and Restated Certificate of Incorporation of Gump & Company, Inc., dated as of June 12, 2002 Articles of Incorporation (incorporated by reference to Form 8-K filed With the Securities and Exchange Commission on behalf of the Company on June 19, 2002).

3.2 Bylaws (incorporated by reference to Form S-1 filed with the Securities and Exchange Commission on behalf of the Company on January 26, 1989).

4.1      Form of Stock Certificate*

10.1 Employee/Consultant Stock Plan 2002 to (4/24/02) (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on behalf of the Company on April 24, 2002).

99.1 CEO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*


* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRD Holdings, Inc.
DATE: August 19, 2002

Signature                           Title
---------                           -----

/s/ CHRISTIE S. TYLER               Chief Executive Officer
------------------------------      (duly authorized officer)
Christie S. Tyler


/s/ DWAYNE J. CHOMYK                Vice President of Finance and Administration
------------------------------      (duly authorized officer)
Dwayne J. Chomyk