Form 10-Q
period 2002-09-30
CRD HOLDINGS INC
filed 2003-01-29
CIK 845874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                             Yes      No X
                                 ---    ---

As of January 29, 2003, there were 8,583,500 shares outstanding of the registrant's common stock, $0.001 par value.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets
               September 30, 2002 (unaudited) and December 31, 2001............3

         Consolidated Statements of Operations
             Three and Nine months ended September 30, 2002 and 2001
               (unaudited).....................................................4

         Consolidated Statements of Cash Flows
             Nine months ended September 30, 2002 and 2001
             (unaudited).......................................................5

         Notes to Consolidated Financial Statements ...........................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..............................11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........14

ITEM 4.  CONTROLS AND PROCEDURES..............................................14

                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................15

ITEM 5.  OTHER INFORMATION....................................................15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

         Signatures...........................................................16

                               CRD HOLDINGS, INC.
                    (FORMERLY KNOWN AS GUMP & COMPANY, INC.)
              (A MAJORITY OWNED SUBSIDIARY OF MAII HOLDINGS, INC.)
                           CONSOLIDATED BALANCE SHEETS
                 September 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                                                     2002              2001
                                                                                                 ------------      ------------
ASSETS
Current assets:

    Cash and cash equivalents, including $2,000,000 of restricted cash .....................     $  2,206,153      $    193,328

    Accounts receivable, net of allowance for doubtful accounts of $544,962 and $373,609 ...        1,095,882           693,960

    Other receivables, net of allowance for doubtful accounts of $49,231 and $0 ............          618,815         1,129,837

    Revenue generating equipment ...........................................................       16,764,157        11,428,698

    Prepaid expenses and other current assets ..............................................          310,379            39,879
                                                                                                 ------------      ------------
          Total current assets .............................................................       20,995,386        13,485,702

Property and Equipment, net ................................................................          624,174           507,053

Goodwill ...................................................................................       12,479,568        11,535,155

Deposits ...................................................................................           97,336           319,671
                                                                                                 ------------      ------------
          Total assets .....................................................................     $ 34,196,464      $ 25,847,581
                                                                                                 ============      ============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:

    Lines of credit ........................................................................     $ 14,503,877      $  9,392,866

    Current portion of capital lease obligations ...........................................           27,051            23,706

    Accounts payable and accrued expenses ..................................................        2,783,325         1,631,344

    Notes payable ..........................................................................           80,000                --

    Loan from parent .......................................................................        7,647,781         3,444,364

    Loan from officer ......................................................................           66,093                --
                                                                                                 ------------      ------------
          Total current liabilities ........................................................       25,108,127        14,492,280

Capital lease obligations, net of current portion ..........................................           32,292            53,445
                                                                                                 ------------      ------------
           Total liabilities ...............................................................       25,140,419        14,545,725
                                                                                                 ------------      ------------
Commitments:

Shareholders' Equity

   Preferred stock, $0.01 par value, $10,000,000 shares authorized, no shares issued
        or outstanding .....................................................................               --                --

   Common stock, $0.001 par value, 40,000,000 shares authorized; 8,583,500 and
        8,250,000 shares issued and outstanding, respectively ..............................            8,583             8,250

   Additional paid-in capital ..............................................................       12,250,471        12,250,804

   Accumulated deficit .....................................................................       (3,203,009)         (957,198)

                                                                                                 ------------      ------------
           Total shareholders' equity ......................................................        9,056,045        11,301,856
                                                                                                 ------------      ------------
           Total liabilities and shareholders' equity ......................................     $ 34,196,464      $ 25,847,581
                                                                                                 ============      ============

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               CRD HOLDINGS, INC.
                    (FORMERLY KNOWN AS GUMP & COMPANY, INC.)
              (A MAJORITY OWNED SUBSIDIARY OF MAII HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                 THREE           THREE          NINE          NINE
                                                              MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED
                                                              SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                                  2002           2001            2002          2001
                                                              ------------   ------------   ------------   ------------
Net revenue ...............................................   $  5,431,088   $         --   $ 17,653,047             --
Cost of revenues ..........................................      4,498,585             --     13,049,342             --
                                                              ------------   ------------    -----------   ------------
Gross profit ..............................................        932,503             --      4,603,705             --

Costs and expenses:
  Salaries and benefits ...................................      1,545,964             --      3,970,877             --
  Selling, general and
     administrative .......................................      1,047,298             --      2,878,639             --

                                                              ------------   ------------    -----------   ------------

      Operating income (loss) .............................     (1,660,759)            --     (2,245,811)            --

Other (income) expense:
  Interest income and other,
     net ..................................................             --             --             --             --

                                                              ------------   ------------    -----------   ------------

Net income (loss) .........................................   $(1,660,759)   $         --    $(2,245,811)  $         --
                                                              ============   ============    ===========   ============

Net income (loss) per share (basic) .......................   $     (0.19)   $         --    $     (0.27)  $         --
                                                              ============   ============    ===========   ============
Net income (loss) per share (diluted) .....................   $     (0.19)   $         --    $     (0.27)  $         --
                                                              ============   ============    ===========   ============

Weighted average number of common shares (in thousands)
(basic) ...................................................      8,583,500      2,033,201      8,374,754      2,033,201
                                                              ============   ============    ===========   ============
Weighted average number of  common shares (in  thousands)
(diluted) .................................................      8,583,500      2,033,201      8,374,754      2,033,201
                                                              ============   ============    ===========   ============

              SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                               CRD HOLDINGS, INC.
                    (FORMERLY KNOWN AS GUMP & COMPANY, INC.)
              (A MAJORITY OWNED SUBSIDIARY OF MAII HOLDINGS, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                                         2002               2001
                                                                                     -------------      -------------
 Cash flows from operating activities:
   Net income (loss) from continuing operations ................................     $  (2,245,811)     $          --
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Provision for doubtful accounts ..........................................           220,584                 --
      Depreciation and amortization ............................................         3,239,051                 --
      (Gain) loss on sale of revenue generating equipment ......................          (231,460)                --

       (Increase) decrease in:
          Accounts receivable ..................................................          (573,275)                --
          Other receivables ....................................................           (83,418)                --
          Prepaid expenses and other current assets ............................          (270,500)                --
          Deposits .............................................................           222,335                 --
       (Increase) decrease in:
         Accounts payable and accrued expenses .................................         1,188,074                 --
                                                                                     -------------      -------------
 Net cash provided by operating activities .....................................         1,465,580                 --

  Cash flows from investing activities:
      Property and equipment purchases .........................................          (229,332)                --
      Sale of revenue generating equipment .....................................         6,780,459                 --
      Purchase of revenue generating equipment .................................        (3,336,172)                --
      Loan from parent .........................................................         1,989,493                 --
      Net loan proceeds from officer ...........................................            66,093                 --
                                                                                     -------------      -------------
 Net cash provided by investing activities .....................................         5,270,541                 --

 Cash flows from financing activities:
      Payments on line of credit ...............................................        (4,741,980)                --
      Proceeds from loan .......................................................            80,000                 --
      Payments on loans ........................................................           (43,508)                --
      Payments on capital lease obligations ....................................           (17,808)                --
                                                                                     -------------      -------------
 Net cash used in financing activities .........................................        (4,723,296)                --
                                                                                     -------------      -------------
 Net increase (decrease) in cash and cash equivalents ..........................         2,012,825                 --

Cash and cash equivalents at beginning of period ...............................           193,328                 --
                                                                                     -------------      -------------
Cash and cash equivalents at end of period .....................................     $   2,206,153      $          --
                                                                                     =============      =============


Supplemental schedule of noncash investing and financing activities-
   revenue generating equipment financed through line of credit ................     $   9,989,308      $

   revenue generating equipment financed with working capital provided by
     a parent ..................................................................     $   2,213,924      $

                     SEE NOTES TO THE FINANCIAL STATEMENTS.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         CRD Holdings, Inc., formerly Gump & Company, Inc., was originally incorporated on September 28, 1988 under the laws of the State of Delaware under the name of Brian Capital, Inc. On September 15, 1993, Brian Capital, Inc. changed its name to Sea Pride Industrie, Inc. On August 18, 1997, Sea Pride Industries, Inc. changed its name to Gump & Company, Inc. and on June 12, 2002 Gump & Company, Inc. changed its name to CRD Holdings, Inc. (the "Company") as part of the transaction with Car Rental Direct, Inc., discussed below.

         The Company was organized as a publicly held corporation to pursue a business combination with a privately held entity believed to have growth and profit potential, irrespective of the industry in which it is engaged.

         Car Rental Direct, Inc. ("CRD"), a wholly-owned subsidiary of the Company, was incorporated in the State of Nevada on September 22, 1999 and is a rental car company that specializes in renting cars to customers whose personal or corporate vehicle is out of service for an extended period of time. CRD currently owns and operates 30 daily rental locations, four satellite locations, and one wholesale used car facility in California, Arizona and Nevada. CRD facilities are located within strip malls as well as in free-standing buildings, hotels and car dealerships. At September 30, 2002, CRD had 168 employees and owns and operates a fleet of approximately 2,060 cars.

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

NOTE 2 - TRANSACTIONS

         On May 1, 2002, CRD entered into an agreement ("Asset Purchase Agreement") to acquire substantially all of the operating assets of a Discount Rent-A-Car franchisee ("Seller"). The closing was subject to the obtaining of certain assignments and other conditions. In conjunction with the Asset Purchase Agreement, CRD has entered into an operating agreement ("Operating Agreement") with Seller to operate the Seller's business. The Operating Agreement is effective May 1,2002 and will be terminated upon the closing or termination of the Asset Purchase Agreement.

         On August 29, 2002, the Asset Purchase Agreement was terminated as assignments and consents of certain creditors were not obtained and new liabilities of the Seller were discovered during the Company's due diligence process. Following the announcement by the Company to terminate the Asset Purchase Agreement, the Company continued to operate the Seller's fleet under a management agreement as negotiations to purchase the Seller's fleet continued between the Company, the Seller, and Ford Motor Credit Corporation ("Ford") who had provided the Company with a vehicle financing credit line.

         On September 4, 2002, Ford reduced the Company's credit line from $18 million to $10 million primarily based on the Company's termination of the Asset Purchase Agreement. The Company believes the decision by Ford to reduce its credit line was improper as the $18 million fleet facility provided by Ford was not contingent upon the closing of the Asset Purchase Agreement and was specifically negotiated out of the Ford Master Loan And Security Agreement ("Loan") and Ford Amendment To Master Loan And Security Agreement ("Amendment"), dated February 21, 2002 and April 19, 2002, respectively.

         In October 2002, the Company, the Seller and Ford terminated all negotiations for the Company to purchase the Seller's fleet. As a result, the Company began returning to the Seller Seller's Fleet vehicles operated under the management Agreement, as those vehicles come off rent and are returned to the Company.

        On October 29, 2002, the Company withdrew its $2 million certificate of deposit credit enhancement with Ford in order to make the funds available for credit enhancements with other potential lenders.

         On November 1, 2002, Ford notified the Company in writing that it was terminating its relationship with the Company, effective March 2, 2003, based on the following: 1) Ford belief that it could, in its sole discretion, modify the amount of the line and terminate the line under the loan agreement; 2) the Company's withdrawal of the $2 million credit enhancement; 3) failure of the Company to respond to a request by Ford made on October 22, 2002, as part of Ford's review to reinstate the Company's credit line to $18 million, that the Company provide Ford with CRD's third quarter financial statements (by month), a business plan forecast based on third quarter actual conditions and a summary of business operations that relate to both CRD's third quarter results and projections; and 4) tone and content of a letter sent by the Company on October 30, 2002 to Ford outlining the Company's dispute with Ford regarding the reduction of the credit facility.

Effective January 27, 2003, the Company and Ford Motor Credit Company entered into a Forbearance Agreement and Release pursuant to which the parties have settled their disputes and provided that the Company does not default under the Agreement.

NOTE 3 - UNAUDITED INTERIM FINANCIAL INFORMATION

        The consolidated balance sheet as of September 30, 2002, and the related consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without an audit. The December 31, 2001 consolidated balance sheet is derived from the audited balance sheet as of that date. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2002, and the results of operations and cash flows for all periods presented have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         The Company considers cash on hand, deposits in banks, and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amounts of these assets approximate fair value due to the short maturity of the investments. On April 19, 2002, the Company increased its line of credit with a lender and was required to reserve $2 million as part of the credit facility. The $2 million used for the reserve was provided by MAII, the Company's parent and majority shareholder, and is included on the balance sheet in loan from parent. As of October 28, 2002, the $2 million reserve was invested in a one month recurring certificate of deposit. On October 29, 2002, the Company withdrew its $2 million certificate of deposit and paid back the $2 million loan from parent.

Revenue Recognition

         Revenue consists primarily of fees from vehicle rentals and the sale of vehicles. The Company recognizes revenue over the period in which the vehicles are rented and recognizes revenue on the sale of the vehicles upon execution of a bill of sale.


Revenue Generating Equipment

         Revenue generating equipment consists of rental vehicles that are stated at cost, less accumulated depreciation. The straight-line method is used to depreciate revenue generating equipment to estimated residual values over periods typically ranging from 44 months to 60 months. However, for certain vehicles purchased from a manufacturer that has filed for bankruptcy protection, depreciation was accelerated to 33 months to account for the decline in value of those vehicles. Upon the sale of vehicles, the net book value of vehicles is included as a component of cost of revenues in the accompanying statements of operations. At September 30, 2002, revenue generating equipment was $16,764,157, net of accumulated depreciation of $4,027,766, compared to revenue generating equipment of $11,428,698, net of accumulated depreciation of $4,404,605 at December 31, 2001. Depreciation expense for the three and nine months ended September 30, 2002 was $1,285,639 and $3,126,840.




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


Long Term Incentive Plan

In June 2002, the Company adopted the 2002 Long Term Incentive Plan (the "2002 Plan") to allow officers, employees, and certain non-employees to receive awards under the 2002 Plan, including options to purchase common stock, SAR's, restricted stock, deferred stock, dividend equivalents and other stock-based awards. For stock options granted under the 2002 Plan, regular salaried employees and directors may be granted options exercisable at not less than 100% of the fair market value of the shares at the date of grant and the duration may not exceed ten years. The exercise price of any option granted to a person who owns stock possessing more than 10% of the voting power of all classes of common stock of the Company or any subsidiary of the Company must be 110% of the fair market value of the common stock on the date of grant, and the duration may not exceed five years. Options generally become exercisable at a rate of one-third of the shares subject to option on each of the first, second, and third anniversary dates of the grant. A maximum number of 2,200,000 shares of the Company's common stock may be issued under the 2002 Plan.

In June 2002, the Board of Directors authorized the granting under the 2002 plan of 988,700 incentive stock options and 392,000 non-qualified stock options to certain employees and non-employees. As of the date of this filing these options have not been granted.

Reclassifications

        Certain balances have been reclassified to conform with the current period presentation.


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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 2002 consisted of the following:

                   Computers and software                          $ 496,925
                   Furniture and fixtures                            200,916
                   Building improvements                             207,504
                                                                   ----------
                                                                     905,345

         Less accumulated depreciation and amortization             (281,171)
                                                                   ----------
         TOTAL                                                     $ 624,174
                                                                   ==========

        Depreciation and amortization expense for the three and nine months ended September, 30 2002 was $40,457 and $112,211, respectively.



NOTE 6 - LINE OF CREDIT

         In January 2002, the Company discovered an additional $798,269 of lines of credit outstanding in connection with the acquisition of CRD, which in turn increased goodwill.

         On April 19, 2002, the Company increased its line of credit with a lender from $10 million to $18 million. Cash of $2 million was restricted for use as collateral for this line of credit.

        On September 4, 2002, Ford reduced the Company's credit line from $18 million to $10 million primarily based on the Company's termination of the Asset Purchase Agreement as referred to in NOTE 2.

        As of September 30, 2002, the Company's outstanding line of credit was $14,503,877 compared to $9,392,866 at December 31, 2001. Interest expense for the three and nine months ended September 30, 2002 was $311,782 and $690,981, respectively. The lines of credit expire between November 2002 and October 2005.

        On October 29, 2002, the Company withdrew its $2 million certificate of deposit credit enhancement with Ford in order to make the funds available for credit enhancements with other potential lenders.

      On November 1, 2002, Ford notified the Company in writing that it was terminating its relationship with the Company, effective March 2, 2003, giving the Company approximately 120 days to obtain other financing facilities. As of September 30, 2002, the Company's outstanding line of credit with Ford was $12,328,610. On January 27, 2003, the Company settled its dispute with Ford and was given twelve months to find another credit facility.


NOTE 7 - NOTES PAYABLE

        At September 30, 2002 and December 31, 2001, notes payable was $80,000 and $0, respectively. The balance at September 30, 2002 is comprised of a promissory note in the amount of $80,000, bearing no interest, due on demand.


NOTE 8 - COMMITMENTS

Leases

         The Company leases its office facilities and car rental lots under various operating lease agreements with third parties. In addition, the Company also leases certain computer equipment and software under capital leases. The leases have initial terms of between 18 months and five years and require fixed monthly payments. Rent expense was $250,470 and $665,380 for the three and nine months ended September 30, 2002, respectively.


NOTE 9.  RELATED PARTY TRANSACTIONS

Loans from Parent & Officer

         Loans from parent represents money lent to CRD from MAII to purchase revenue generating equipment and for working capital. At September 30, 2002 and December 31, 2001, loans from parent was $7,647,781 and $3,444,364, respectively. At September 30, 2002 and December 31, 2001, loans from officer was $66,093 and $0, respectively. Loans from parent and officer bear no interest and are due on demand.


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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial conditions and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

         The Company's revenue was generated solely by its wholly owned subsidiary CRD. Revenue from CRD consists primarily of fees from rentals and the sale of vehicles. The Company recognizes revenue over the period in which the vehicles are rented and recognizes revenue on the sale of the vehicles upon execution of a bill of sale.


Three and nine months ended September 30, 2002 and 2001.


         As discussed in the notes to the consolidated financial statements, effective June 12, 2002, pursuant to an Agreement and Plan of Merger dated as of June 12, 2002, Gump & Company, Inc., a Delaware Corporation, subsequently renamed to CRD Holdings, Inc. (the "Company") completed a transaction with MAII Holdings, Inc., a Texas corporation ("MAII"), CRD Acquisition, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company ("CRD Acquisition"), Car Rental Direct, Inc., a Nevada corporation and a wholly-owned subsidiary of MAII ("Car Rental Direct"), and certain holders of the outstanding capital stock of the Company (the "Merger Agreement"), pursuant to which CRD Acquisition merged with and into CRD (the "Merger"). CRD emerged from the Merger as the surviving corporation and a wholly-owned subsidiary of the Company, with the Company as a majority owned subsidiary of MAII. The Company had no operations prior to the merger. Further, the results of operations for the three months and nine months ended September 30, 2002 are not comparable to those in 2001.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables list the Company's quarterly financial information for the first three quarters ended March 31, June 30, and September 30, 2002:
(Selected financial data for 2001 is not provided since the Company did not have at least a full quarter of activity).

                                                  2002
                                     --------------------------------
                                      First       Second       Third
                                      Quarter     Quarter     Quarter
                                     ---------   ---------   --------
Net Revenue  (in millions)           $     4.5   $     7.7   $    5.4
Cost of revenues (in millions)             3.1         5.4        4.5
                                     ---------   ---------   --------
Gross profit (in million)                  1.4         2.3        0.9

Salaries and benefits (in millions)        1.0         1.4        1.5
Selling, general, and
  administration (in millions)             1.1         0.8        1.1
                                     ---------   ---------   --------
Net income (loss) (in millions)      $    (0.7)  $     0.1   $   (1.7)
                                     =========   =========   ========

Earnings per share:
  Basic                              $   (0.08)  $    0.01      (0.19)
  Diluted                            $   (0.08)  $    0.01      (0.19)
Weighted-average (basic)                 8,250       8,290      8,584
Weighted-average (diluted)               8,250       8,290      8,584


         NET REVENUES. Net revenues for the three and nine months ended September 30, 2002 were $5.4 and $17.6 million, respectively. Net revenues of $5.4 million in the third quarter decreased by $2.3 million or 29% from net revenues of $7.7 million in the second quarter, as the Company was unable to utilize the full $18 million credit facility provided by Ford or secure adequate additional credit facilities to replace older model vehicles sold by the Company. The Company operated 2,060 vehicles in the third quarter compared to 2,300 vehicles operated in the second quarter. Net Revenues of $7.7 million in the second quarter increased by $3.2 million or 71% from net revenues of $4.5 million in the first quarter as a result of the Company operating nine new offices and operating 800 more vehicles in the second quarter compared to the first quarter.

         COST OF REVENUES. Cost of revenues was $4.5 and $13.0 million for the three and nine months ended September 30, 2002, which consists primarily of vehicle depreciation, interest on lines of credit, and cost of vehicle sales. Cost of revenues in the third quarter decreased $0.9 million or 17%, compared to cost of revenues in second quarter which increased $2.3 million or 74% from the first quarter.

         GROSS PROFIT. Gross profit was $0.9 and $4.6 million for the three and nine months ended September 30, 2002. Gross profit of $0.9 million in the third quarter decreased $1.4 million or 61% compared to $2.3 million in the second quarter which increased by $0.9 million or 64% from gross profit of $1.4 million in the first quarter. The increase in gross profit in the second quarter over the first quarter is primarily attributable to expanding CRD's market presence in Arizona under the Operating Agreement as referred to in Note 2, whereas the decreased gross profit in the third quarter under the second quarter is primarily attributed to a decrease in net revenues.

         SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense was $1.5 and $3.9 million for the three and nine months ended September 30, 2002. Salaries and benefits expense was $1.0, $1.4, and 1.5 million in the first, second and third quarters in 2002, respectively. The increase in salaries and benefits in the second quarter compared to the first quarter was a result of hiring approximately 40 additional employees in May 2002 as part of operating nine new locations in Arizona under the Operating Agreement referred to in Note
2. As of September 30, 2002, CRD had 168 employees, most of which were full-time. As part of an effort to operate within the reduced and eliminated credit facility with Ford as referred to in Note 2, the Company has implemented layoffs across all departments. In October through December 2002, the Company terminated 67 employees. Additional layoffs may occur in order to operate profitably within the Company's cost structure and decreased vehicle fleet size.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative was $1.1 and $3.0 million for the three and nine months ended September 30, 2002. Selling, general and administrative expense was $1.1, $0.8, and $1.1 million in the first, second, and third quarters, respectively. These expenses were primarily insurance expenses, consulting expenses, and expenses associated with the operation of the rental facilities and corporate offices. Also included in selling, general and administrative is facilities expense of $218,133, $287,569, and $320,260 for the first, second, and third quarters, respectively, consisting primarily of rent and utilities. Additionally, the provision for uncollectible accounts was $56,131, ($23,552), and $109,946 for the first, second, and third quarters in 2002, respectively. As part of an effort to operate within the reduced and eliminated credit facility with Ford as referred to in Note 2, the Company has reduced the number of locations from 30 to 18 in October and November 2002.

         OPERATING INCOME (LOSS). The Company's operating loss was $1.7 million $2.2 million for the three and nine months ended September 30, 2002.


         BENEFIT FROM INCOME TAXES. For the three and nine months ended September 30, 2002, the Company did not record a tax provision as the Company has had net losses to date.

         NET INCOME (LOSS). The Company's recorded a net loss of $1.7 million and $2.2 million for the three and nine months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2002 and December 31, 2001, the Company had an accumulated deficit of $3,203,009 and $957,198.

         As of September 30, 2002, CRD has a $10,000,000 flooring line with Ford Motor Credit Corporation ("Ford"), which bears interest at a revolving rate equal to the prime rate from time to time plus such prime rate minus Ford's A-1/P-1 paper note. As a condition of such flooring line, the Company has pledged to Ford a $2,000,000 certificate of deposit. This flooring line is for the purchase of Ford vehicles for CRD's fleet. As of September 30, 2002, CRD has drawn down approximately $12.3 million under this flooring line. CRD also has loans outstanding with other vehicle credit facilities. CRD's flooring line and credit facilities are secured by titles to vehicles purchased with such facilities.

         As a result of the Company's efforts to decrease costs primarily through salaries, benefits and vehicle expenses, higher utilizations of personnel and vehicle expenses are being realized. Cash reserves remain strong as of the date of this filing and the Company has significant equity in its vehicles. Additionally, the Company's parent has committed to fund the operations to the extent it is able. Finally, the Company has engaged an investment capital firm to provide additional equity placements and to replace the current flooring line with Ford.

         Net cash provided by operating activities during the nine months ended September 30, 2002 was $1,465,580 which was primarily from net losses, increases in accounts receivable, other receivables and prepaid expenses, offset by depreciation and amortization, provision for doubtful accounts, loss on disposal of vehicles and accounts payable.

         Investing activities for the nine months ended September 30, 2002 provided positive cash flow of $5,270,541. CRD's investing activities are primarily the receipts from vehicle sales, loans from parent and purchases of revenue generating equipment. For the nine months ended September 30, 2002 the sale of revenue generating equipment provided cash flows of $6,780,459 and loan from parent provided cash flows of $1,989,493. Purchases of revenue generating equipment was $3,336,172.

         Net cash used in financing activities during the nine months ended September 30, 2002 was $4,723,296. CRD's financing activities are primarily the payments on lines of credit used to support the Company's vehicle inventory. Payments on fleet lines were $4,741,980 for the nine months ended September 30, 2002.

         As a result of the preceding, the net cash increase for the nine months ended September 30, 2002 was $2,012,825.

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

ITEM 4. CONTROLS AND PROCEDURES.

           With the participation of management, CRD's chief executive officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive officer concluded that the disclosure controls and procedures are effective in connection with CRD's filing of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2002. Subsequent to September 30, 2002 through the date of this filing of Form 10-Q for the quarterly period ended September 30, 2002, there have been no significant changes in CRD's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The holders of approximately 99% of the Company's outstanding common stock approved, by written consent, (a) the Agreement and Plan of Merger dated as of June 12, 2002 between the Company and MAII; (b) the Company's Amended and Restated Certificate of Incorporation; and (c) and the Company's 2002 Long-Term Incentive Plan, the holders of 99% of the Company's outstanding shares of common stock.

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

4.1      Form of Stock Certificate.

4.2      Long Term Incentive Plan.*

10.1 Employee/Consultant Stock Plan 2002 to (4/24/02) (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on behalf of the Company on April 24, 2002).

10.2 Forbearance Agreement and Release effective as of January 27, 2003, by and between Car Rental Direct, Inc. Mall Holdings, Inc. Christie Tyler,
         Keenan Cheung, Car Rental Direct of Central Arizona, Inc. and Ford
         Motor Credit Corporation

99.1 CEO and CFO Certification Pursuant to 18 USC, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*





* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRD Holdings, Inc.
DATE: January 29, 2003

Signature                           Title
---------                           -----
/s/ CHRISTIE S. TYLER               Chief Executive Officer and
------------------------------        Chief Financial Officer
Christie S. Tyler                   (duly authorized officer)

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings


I, Christie S. Tyler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CRD Holdings, Inc.; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; 6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 29, 2003

/s/ CHRISTIE S. TYLER
--------------------------------------
Christie S. Tyler,
Chief Executive Officer
Chief Financial Officer